Form 10-Q
period 1994-03-31
OEC MEDICAL SYSTEMS INC
filed 1994-05-16
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1994
                               --------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                          Commission file number 1-9983


                            OEC MEDICAL SYSTEMS, INC.
                                  (Registrant)


                      Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 94-2538512


             384 Wright Brothers Drive, Salt Lake City, Utah  84116
                    (Address of Principal Executive Offices)


                           Telephone:  (801) 328-9300


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                         Yes   X                No
                             -----                 -----

As of April 15, 1994, there were 12,429,623 shares of Common Stock ($.01 par value) outstanding.

Part I.        Financial Information

Item 1.        Financial Statements



                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                    (In thousands, except per share amounts)


                                                   1994        1993
                                                 ---------  ---------
Net sales
  Product                                         $ 20,393   $ 20,323
  Service                                            2,867      2,435
                                                 ---------  ---------
       Total net sales                              23,260     22,758
                                                 ---------  ---------

Cost of sales
  Product                                           11,677     10,947
  Service                                            2,024      2,078
                                                 ---------  ---------
       Total cost of sales                          13,701     13,025
                                                 ---------  ---------
       Gross margin                                  9,559      9,733
                                                 ---------  ---------

Operating Expenses
  Research and development                           2,412      2,092
  Marketing and sales                                4,286      3,803
  Administrative, general and other                  1,352      1,666
                                                 ---------  ---------
       Total operating expenses                      8,050      7,561
                                                 ---------  ---------
Operating income                                     1,509      2,172

Interest income                                         87        138
Interest expense                                      (145)        --
                                                 ---------  ---------
Income before income taxes                           1,451      2,310

Income tax benefit                                     826         --
                                                 ---------  ---------
Income from continuing operations                    2,277      2,310
Loss from operation of discontinued operations
  (net of income tax expense of $176 in 1993)           --     (4,264)
                                                 ---------  ---------
Net income (loss)                                 $  2,277   $ (1,954)
                                                 ---------  ---------
                                                 ---------  ---------
Net income (loss) per common and
  common equivalent share:
       Continuing operations                        $ 0.18    $  0.19
       Discontinued operations                          --      (0.35)
                                                 ---------  ---------
       Net income (loss)                            $ 0.18    $ (0.16)
                                                 ---------  ---------
                                                 ---------  ---------
Common and common equivalent shares                 12,564     12,493
                                                 ---------  ---------
                                                 ---------  ---------

                             See accompanying notes
                                   Page 2 of 9


                                        OEC MEDICAL SYSTEMS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1994 AND DECEMBER 31, 1993
                                             (In thousands)

                                                 ASSETS

                                                                              1994           1993
                                                                           ----------     ----------
                                                                           (Unaudited)
Current Assets:
   Cash and temporary cash investments                                       $  7,512       $  5,383
   Accounts and notes receivable, net of
     allowances of $723 and $2,024, respectively                               20,051         25,184
   Inventories                                                                 20,544         19,120
   Prepaid expenses and other current assets                                    1,035          1,098
                                                                           ----------     ----------
      Total current assets                                                     49,142         50,785
Long-term receivables                                                           1,250          1,361
Property and equipment, net                                                    11,142         10,698
Cost in excess of net assets acquired, net of
   accumulated amortization of $6,420 and $6,260, respectively                 11,976         12,136
Deferred income taxes                                                           3,803          2,000
Patents, licenses, purchased technologies and other assets,
   net of accumulated amortization of $874 and $836, respectively                 115            154
                                                                           ----------     ----------
                                                                             $ 77,428       $ 77,134
                                                                           ----------     ----------
                                                                           ----------     ----------


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                          $  3,682       $  4,242
   Note payable to related party                                                9,846          9,700
   Accrued salaries and benefits                                                2,253          2,341
   Accrued warranty and installation costs                                        835          1,363
   Deferred income and customer deposits                                        4,920          4,816
   Income taxes payable                                                             4            816
   Accrued  legal fees and litigation settlements                               4,193          4,075
   Accrued restructuring costs                                                  1,931          3,259
   Accrued distributor commissions                                              1,596          2,422
   Other accrued liabilities                                                    1,578            802
                                                                           ----------     ----------
      Total current liabilities                                                30,838         33,836
                                                                           ----------     ----------
                                                                           ----------     ----------


Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized--2,000 shares, including 1,100 shares
      of convertible preferred stock, none outstanding
   Common stock, $.01 par value
      Authorized--30,000 shares
      Outstanding--12,430 and 12,411 shares, respectively                         124            124
   Capital in excess of par value                                              67,874         66,858
   Accumulated deficit                                                        (21,390)       (23,667)
   Foreign currency translation adjustment                                        (18)           (17)
                                                                           ----------     ----------
      Total stockholders' equity                                               46,590         43,298
                                                                           ----------     ----------
                                                                             $ 77,428       $ 77,134
                                                                           ----------     ----------
                                                                           ----------     ----------

                             See accompanying notes
                                   Page 3 of 9


                                        OEC MEDICAL SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                           FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                             (In thousands)

                                                                               1994           1993
                                                                            ---------      ---------
OPERATING ACTIVITIES:
   Income from continuing operations                                          $ 2,277         $2,310
   Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operations:
      Depreciation and amortization                                               776            691
      Bad debt expense                                                             30             30
      Deferred income tax benefit                                                (884)            --
      Changes in current assets and liabilities:
           Accounts and notes receivable                                        5,103            484
           Inventories                                                         (1,424)        (4,258)
           Prepaid expenses and other current assets                               63             (5)
           Accounts payable                                                      (560)           654
           Note payable to related party                                          146             --
           Accrued salaries and benefits                                          (88)          (115)
           Accrued warranty and installation costs                               (528)            31
           Deferred income and customer deposits                                  104            708
           Income taxes payable                                                  (812)          (462)
           Accrued legal fees and litigation settlements                          118         (1,578)
           Accrued restructuring costs                                         (1,328)            --
           Accrued distributor commissions                                       (826)          (173)
           Other accrued liabilities                                              776            714
           Other                                                                   --            (23)
                                                                            ---------      ---------

      Net cash provided (used) by continuing operations                         2,943           (992)
      Net cash used by discontinued operations                                     --         (1,587)
                                                                            ---------      ---------

      Net cash provided (used) by operating activities                          2,943         (2,579)
                                                                            ---------      ---------

INVESTING ACTIVITIES:
   Reduction in long-term receivables                                             111             --
   Additions to property and equipment, net                                    (1,020)          (355)
   Change in net long-term assets of discontinued operations                       --          3,099
   Other                                                                           (1)          (186)
                                                                            ---------      ---------
      Net cash provided (used) by investing activities                           (910)         2,558
                                                                            ---------      ---------

FINANCING ACTIVITIES --
   Sales of common stock, net                                                      96            340
                                                                            ---------      ---------

   Net increase in cash and temporary cash investments                          2,129            319
   Cash and temporary cash investments at beginning of period                   5,383          1,924
                                                                            ---------      ---------
   Cash and temporary cash investments at end of period                       $ 7,512        $ 2,243
                                                                            ---------      ---------
                                                                            ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (for continuing operations only):
   Cash paid during the period for interest                                        --            --
   Cash paid during the period for income taxes                                  $146            --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   During the three months ended March 31, 1994, the Company increased its net deferred income tax asset by $1,803 as a result of reducing the valuation allowance on the deferred tax assets.  Of the total $1,803 of valuation allowance reallocation, $919 was credited directly to stockholders' equity and $884 was recorded as a deferred tax benefit.


                             See accompanying notes
                                   Page 4 of 9

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1994

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1993, filed on Form 10-K.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:


                                                   March 31,   December 31,
                                                    1994         1993
                                               -------------- -------------
                                                        (In thousands)
                Purchased parts and
                   completed subassemblies          $  8,702       $  7,819
                Work-in-process                        5,014          4,145
                Finished goods                         5,723          6,800
                Service and repair parts               4,220          3,389
                                                     -------        -------
                                                      23,659         22,153
                Less:  reserves                       (3,115)        (3,033)
                                                     -------        -------
                                                    $ 20,544       $ 19,120
                                                    --------       --------
                                                    --------       --------

3. The Company adopted Statement of Financial Accounting Standards (SFAS)
   No. 109, "Accounting for Income Taxes," effective January 1, 1993.
   This statement superseded SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1987. As a result of the Restructuring/Distribution and subsequent earnings history, some of the uncertainties regarding the Company's potential for utilization of its net operating loss carryforwards and tax credits have been reduced, and certain of the reserves against its deferred tax asset were determined to no longer be required. As a result, reserves totaling $1,803,000 were reversed in the first quarter of 1994. Of this amount, $919,000 related to tax benefits arising out of the exercise of stock options in prior years and, as a result, were recognized in paid in capital and did not impact the consolidated statement of operations.

4. Revenues from the discontinued operations for the quarter ending March 31, 1993 were $48.8 million.

                             See accompanying notes
                                   Page 5 of 9

                            OEC MEDICAL SYSTEMS, INC
               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first quarter ended March 31, 1994, OEC Medical Systems, Inc. had net income of $2.3 million compared with income from continuing operations of $2.3 million reported in the same period of 1993. The results for the first quarter of 1994 include a tax benefit of $.8 million, or $.06 per share, from the reversal of certain reserves against deferred tax assets which were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993.

The following table sets forth OEC's operating results as a percent of net sales:


                                                        Three Months
                                                        1994      1993
                                                      ------    ------
              Net sales
                Product                                87.7%     89.3%
                Service                                12.3%     10.7%
                                                      ------    ------
                Total net sales                       100.0%    100.0%

              Cost of sales
                Product                                50.2%     48.1%
                Service                                 8.7%      9.1%
                                                      ------    ------
                Total cost of sales                    58.9%     57.2%

                Gross margin                           41.1%     42.8%
                                                      ------    ------

              Operating expenses:
                Research and development               10.4%      9.2%
                Marketing and sales                    18.4%     16.7%
                Administrative, general and other       5.8%      7.3%
                                                      ------    ------
                Total operating expenses               34.6%     33.2%

              Operating income                          6.5%      9.6%

              Income from continuing operations         9.8%     10.2%

              Net income (loss)                         9.8%     (8.6%)



SALES AND MARKETS

Net product sales for the quarter ended March 31, 1994, were $20.4 million compared to net product sales of $20.3 million for the comparable period of 1993. Product sales were basically flat in light of selling off of the prior model C-Arm inventory which included a higher proportion of demonstration equipment in preparation for the new Series 9600, also impacting results was the continued softness in markets due to uncertainty surrounding the administration's healthcare program, as well as competitive pressures. The uncertainty surrounding the


                             See accompanying notes
                                   Page 6 of 9
adminstration's healthcare program was a major factor in the urology market where system prices tend to be higher and therefore subject to greater limitations on capital expenditures.

Service revenue increased from $2.4 million to $2.9 million for the first quarter of 1994, primarily due to a higher capture rate of service contracts.


MARGIN ANALYSIS

OEC's gross margin expressed as a percentage of net sales declined in the first quarter compared with the same period in 1993. This was primarily a result of a higher proportion of demonstration equipment sales of the previous model C-Arm in anticipation of the introduction of the new Series 9600 Mobile Digital Imaging System in March of 1994.

Service expenses as a percentage of net sales were down compared to the first quarter of 1993. This was accomplished through better efficiency in manpower and lower expenses in relationship to systems under service contracts.


OPERATING EXPENSES

Operating expenses were higher in the first quarter ended March 31, 1994 at 34.6% of net sales as compared to 33.2% of net sales for the same period of 1993. This was a result of higher expenses associated with the introduction of the new Series 9600 Mobile Digital Imaging System. Research and development expense increases were directly related to increased efforts on the introduction of the Series 9600. Increases in sales and marketing expenses were due to higher incentives given to the sales force in order to sell the prior model C-Arm and expense associated with the introduction of the Series 9600 in March of 1994.

Administrative expense was lower for the three months ended March 31, 1994 versus the same period in 1993 due to the reduction of legal expenses and regulatory expenses.


INCOME TAXES

Due to the net loss carryforwards, OEC has booked no provision for domestic income taxes in the first quarter of 1994. OEC has a tax benefit of $.8 million or $.06 per share for the reversal of certain reserves against deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1994, OEC had cash and temporary cash investments of $7.5 million. There are no current material commitments for capital expenditures.

Cash provided by operations for the first quarter of 1994 was $2.9 million, compared with $1.0 million used by continuing operations in the comparable period of 1993. This increase was due primarily to improved collections of accounts receivables. Capital expenditures for the first quarter of 1994 totalled $1.0 million, which was higher than the same period in 1993. The increase was due to additional tooling and fixtures associated with the new Series 9600 Mobile Digital Imaging System.

On February 10, 1994, OEC arranged a $10 million unsecured line of credit with Zions First National Bank in Salt Lake City as a funding source for working capital requirements. The Company does not anticipate any significant borrowing at this time.

                             See accompanying notes
                                  Pages 7 of 9

OEC is required to make an installment payment of approximately $5 million to Diasonics Ultrasound, Inc. in June 1994 in connection with the restructuring of the Company in October 1993. Despite such payment, OEC believes that is has adequate liquidity to sustain anticipated growth through the coming twelve months.



PART II.      Other information.

ITEM 1.       Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1993 or Form 10K filed with the Securities & Exchange Commission on March 30, 1994.


ITEM 6.       Exhibits

(a) The following exhibit (numbered in accordance with Item 601 of SEC Regulations S-K) is filed as part of this report:


Exhibit
Number        Description
- ------        -----------

10.17 Loan agreement, dated February 10, 1994, by and between OEC Medical Systems, Inc., and Zions First National Bank.

(b)           Reports on Form 8-K

              Not applicable.


                             See accompanying notes
                                   Page 8 of 9

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)






By  /s/ Randy W. Zundel
  --------------------------------
       Randy W. Zundel
       Chief Financial Officer
       (Principal Accounting Officer)


Date:  May 8, 1994

                             See accompanying notes
                                   Page 9 of 9