Form 10-Q
period 1994-06-30
OEC MEDICAL SYSTEMS INC
filed 1994-08-11
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1994
                              --------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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

                         Yes   X                No
                            -------               -------
As of July 29, 1994, there were 12,479,500 shares of Common Stock ($.01 par value) outstanding.

PART I.        Financial Information

ITEM 1.        Financial Statements

                     OEC MEDICAL SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months                   Six Months
                                                            1994           1993           1994           1993
                                                           ------         ------         ------         ------
Net sales
   Product                                                $16,200        $19,937        $36,593        $40,260
   Service                                                  3,184          2,540          6,051          4,975
                                                           ------         ------         ------         ------
       Total net sales                                     19,384         22,477         42,644         45,235
                                                           ------         ------         ------         ------

Cost of sales
   Product                                                 10,350         11,812         22,027         22,759
   Service                                                  1,909          1,736          3,933          3,814
                                                           ------         ------         ------         ------
       Total cost of sales                                 12,259         13,548         25,960         26,573
                                                           ------         ------         ------         ------
       Gross margin                                         7,125          8,929         16,684         18,662
                                                           ------         ------         ------         ------

Operating Expenses
   Research and development                                 2,088          2,096          4,500          4,188
   Marketing and sales                                      3,775          4,005          8,061          7,808
   Administrative, general and other                          937          2,759          2,289          4,425
                                                           ------         ------         ------         ------
       Total operating expenses                             6,800          8,860         14,850         16,421
                                                           ------         ------         ------         ------

Operating income                                              325             69          1,834          2,241

Interest income                                                96            133            183            271
Interest expense                                              (77)            --           (222)            --
                                                           ------         ------         ------         ------

Income before income taxes                                    344            202          1,795          2,512

Income tax benefit                                             --             --            826             --
                                                           ------         ------         ------         ------

Income from continuing operations                             344            202          2,621          2,512
Loss from operation of discontinued operations
(net of income tax expense (benefit) of $(23) and $153,
respectively,  for the three and six months ended
June 30, 1993)                                                 --         (5,279)            --         (9,543)
                                                           ------         ------         ------         ------
Net income (loss)                                          $  344       $ (5,077)        $2,621        $(7,031)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Income (loss) per common and
   common equivalent share:
       Continuing operations                               $ 0.03        $  0.02          $0.21          $0.21
       Discontinued operations                                 --          (0.43)            --          (0.78)
                                                           ------         ------         ------         ------
       Net income (loss)                                   $ 0.03        $ (0.41)         $0.21         $(0.57)
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Common and common equivalent shares                        12,461         12,495         12,540         12,494


                             See accompanying notes
                                   Page 2 of 9

                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1994 AND DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                     ASSETS

                                                                    1994           1993
                                                                  --------       --------
                                                                (Unaudited)
Current Assets:
   Cash and temporary cash investments                            $  6,324       $  5,383
   Accounts and notes receivable, net of
    allowances of $319 and $2,024, respectively                     20,164         25,184
   Inventories                                                      22,154         19,120
   Prepaid expenses and other current assets                         1,073          1,098
                                                                    ------         ------
      Total current assets                                          49,715         50,785
Long-term receivables                                                1,116          1,361
Property and equipment, net                                         11,458         10,698
Cost in excess of net assets acquired, net of
  accumulated amortization of $6,581 and $6,260, respectively       11,815         12,136
Deferred income taxes                                                3,803          2,000
Patents, licenses, purchased technologies and other assets,
  net of accumulated amortization of $913 and $836, respectively        77            154
                                                                    ------         ------
                                                                  $ 77,984       $ 77,134
                                                                    ------         ------
                                                                    ------         ------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                               $  4,584       $  4,242
   Note payable to related party                                     9,168          9,700
   Accrued salaries and benefits                                     2,379          2,341
   Accrued warranty and installation costs                             683          1,363
   Deferred income and customer deposits                             5,195          4,816
   Income taxes payable                                                 85            816
   Accrued legal fees and litigation settlements                     4,173          4,075
   Accrued restructuring costs                                       1,979          3,259
   Accrued distributor commissions                                   1,606          2,422
   Other accrued liabilities                                         1,221            802
                                                                    ------         ------
    Total current liabilities                                       31,073         33,836
                                                                    ------         ------
                                                                    ------         ------

Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized--2,000 shares, including 1,100 shares
      of convertible preferred stock, none outstanding
   Common stock, $.01 par value
      Authorized--30,000 shares
      Outstanding--12,430 and 12,411 shares,
       respectively                                                    124            124
   Capital in excess of par value                                   67,874         66,858
   Accumulated deficit                                             (21,046)       (23,667)
   Foreign currency translation adjustment                             (41)           (17)
                                                                    ------         ------
      Total stockholders' equity                                    46,911         43,298
                                                                    ------         ------
                                                                  $ 77,984       $ 77,134
                                                                    ------         ------
                                                                    ------         ------


                             See accompanying notes
                                   Page 3 of 9

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (In thousands)

                                                                           1994           1993
                                                                          ------         ------
OPERATING ACTIVITIES:
   Income from continuing operations                                     $ 2,621         $2,512
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization                                        1,558          1,353
      Bad debt expense                                                        60          1,060
      Deferred income tax benefit                                           (884)            --
      Changes in current assets and liabilities:
         Accounts and notes receivable                                     4,960          4,697
         Inventories                                                      (3,034)        (6,262)
         Prepaid expenses and other current assets                            25           (351)
         Accounts payable                                                    342            (48)
         Note payable to related party                                      (532)            --
         Accrued salaries and benefits                                        38            251
         Accrued warranty and installation costs                            (680)           197
         Deferred income and customer deposits                               379            910
         Income taxes payable                                               (731)          (424)
         Accrued legal fees and litigation settlements                        98         (1,581)
         Accrued restructuring costs                                      (1,280)            --
         Accrued distributor commissions                                    (816)          (364)
         Other accrued liabilities                                           419          1,016
         Other                                                                --            (23)
                                                                          ------         ------

      Net cash provided by continuing operations                           2,543          2,943
      Net cash used by discontinued operations                                --         (6,105)
                                                                          ------         ------

      Net cash provided (used) by operating activities                     2,543         (3,162)
                                                                          ------         ------

INVESTING ACTIVITIES:
   Reduction in long-term receivables                                        245             --
   Additions to property and equipment, net                               (1,920)          (809)
   Change in net long-term assets of discontinued
    operations                                                                --          3,347
   Other                                                                     (24)          (186)
                                                                          ------         ------
      Net cash provided (used) by investing activities                    (1,699)         2,352

FINANCING ACTIVITIES--
   Sales of common stock, net                                                 97            396
                                                                          ------         ------

   Net increase (decrease) in cash and temporary
    cash investments                                                         941           (414)
   Cash and temporary cash investments at beginning
    of period                                                              5,383          1,924
                                                                          ------         ------

   Cash and temporary cash investments at end of
    period                                                               $ 6,324        $ 1,510
                                                                          ------         ------
                                                                          ------         ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (for continuing operations only):
  Cash paid during the period for interest                                     4            --
  Cash paid during the period for income taxes                              $268            --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During the six months ended June 30, 1994, the Company increased its net deferred income tax asset by $1,803 as a result of reducing the valuation allowance on the deferred tax assets. Of the total $1,803 of valuation allowance reallocation, $919 was credited directly to stockholders' equity and $884 was recorded as a deferred tax benefit.


                             See accompanying notes
                                   Page 4 of 9

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1994

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1993, filed on Form 10-K.

2. Inventories are stated at the lower of cost, utilizing the first-in/ first-out method, or market. Inventories consist of the following:

                                                       June 30,     December 31,
                                                         1994               1993
                                                       --------    ------------
                                                             (In thousands)
      Purchased parts and
        completed subassemblies                         $ 9,472        $  7,819
      Work-in-process                                     4,635           4,145
      Finished goods                                      5,929           6,800
      Service and repair parts                            4,706           3,389
                                                        -------         -------

                                                         24,742          22,153
      Less:  reserves                                    (2,588)         (3,033)
                                                        -------         -------

                                                       $ 22,154        $ 19,120
                                                       --------        --------
                                                       --------        --------

3.   The Company adopted Statement of Financial Accounting Standards (SFAS)
     No. 109, "Accounting for Income Taxes," effective January 1, 1993. This statement superseded SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1987. As a result of the Restructuring/ Distribution and subsequent earnings history, some of the uncertainties regarding the Company's potential for utilization of its net operating loss carryforwards and tax credits have been reduced, and certain of the reserves against its deferred tax asset were determined to no longer be required. As a result, reserves totaling $1,803,000 were reversed in the first quarter of 1994. Of this amount, $919,000 related to tax benefits arising out of the exercise of stock options in prior years and, as a result, were recognized in paid in capital and did not impact the consolidated statement of operations. No adjustments were made in the second quarter of 1994.

4. Revenues from the discontinued operations for the quarter and six months ended June 30, 1993 were $46.7 million and $92.9 million, respectively.


                             See accompanying notes
                                   Page 5 of 9

                            OEC MEDICAL SYSTEMS, INC
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the second quarter and six months ended June 30, 1994, OEC Medical Systems, Inc. had net income of $.3 million and $2.6 million, respectively, compared with income from continuing operations of $.2 million and $2.5 million, respectively for the same periods last year. The results of the six month period ended June 30, 1994 include a tax benefit of $.8 million or $.06 per share, from the first quarter reversal of certain reserves against deferred tax assets which were established upon the adoption of Statement of Financial Accounting Standard
No. 109 last year.

The following table sets forth OEC's operating results as a percent of net sales:


                                                                      Three Months                   Six Months
                                                                  1994           1993           1994           1993
                                                                ------         ------         ------         ------
     Net sales
          Product                                                83.6%          88.7%          85.8%          89.0%
          Service                                                16.4%          11.3%          14.2%          11.0%
                                                                ------         ------         ------         ------
          Total net sales                                       100.0%         100.0%         100.0%         100.0%

     Cost of sales
          Product                                                53.3%          52.6%          51.7%          50.3%
          Service                                                 9.9%           7.7%           9.2%           8.4%
                                                                ------         ------         ------         ------
          Total cost of sales                                    63.2%          60.3%          60.9%          58.7%

          Gross margin                                           36.8%          39.7%          39.1%          41.3%
                                                                ------         ------         ------         ------

     Operating expenses:
          Research and development                               10.8%           9.3%          10.5%           9.2%
          Marketing and sales                                    19.5%          17.8%          18.9%          17.3%
          Administrative, general and other                       4.8%          12.3%           5.4%           9.8%
                                                                ------         ------         ------         ------
          Total operating expenses                               35.1%          39.4%          34.8%          36.3%

     Operating income                                             1.7%            .3%           4.3%           5.0%

     Income from continuing operations                            1.8%            .9%           6.1%           5.6%

     Net income (loss)                                            1.8%         (22.6%)          6.1%         (15.5%)


SALES AND MARKETS

Net product sales for the quarter and six months ended June 30, 1994, were $16.2 million and $36.6 million, respectively, compared to net product sales of $19.9 million and $40.3 million, respectively, for the comparable periods of
1993.   Product sales were lower because of a delay in shipments of the new
Series 9600 Mobile Digital Imaging System, the result of some unanticipated start-up problems in production. Because of production delays, demonstration system shipments were delayed, also affecting product sales. These problems were resolved during the quarter.


                             See accompanying notes
                                   Page 6 of 9

The continuing uncertainty surrounding the administration's healthcare program remained a larger factor in the urology market where system prices tend to be higher and therefore subject to greater limitations on capital expenditures.

Service revenue for the quarter and six months ended June 30, 1994 was $3.2 million and $6.1 million, respectively, up from the previous year's $2.5 million
and $5.0 million.   Service revenue increased through improved contract capture rates.

MARGIN ANALYSIS

OEC's gross margin expressed as a percentage of net sales declined 2.9% for the second quarter and 2.2% for the six months when compared with the same periods in 1993. This was due to less revenue during the periods as a result of unanticipated production delays of the new Series 9600 as well as higher costs associated with the new product.

Service expenses as a percentage of service revenue were down over last year 8.3% for the quarter and 11.7% for the six month period. The improved service margins were due to increased contract revenue and stricter cost containment efforts.

OPERATING EXPENSES

When compared to the previous year, operating expenses as a percentage of net sales were 4.3% lower in the second quarter and 1.5% lower for the six months
ended June 30, 1994.   Second quarter 1994 expenses include a credit of $750,000
which is the OEC portion of a litigation settlement paid by Acuson to Diasonics
Ultrasound, Inc.  A portion of this credit was offset by reserves.   The second
quarter of 1993 included an accrual of $1.0 million reserve against accounts receivable from a former dealer.

INCOME TAXES

A provision for income taxes was not recorded in the second quarter of 1994, due to operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1994, OEC had cash and temporary cash investments of $6.3 million. There are no current material commitments for capital expenditures.

Cash provided by operations for the six months ended June 30, 1994 was $2.5 million compared with $2.9 million in the comparable 1993 period.

Capital expenditures for the six months ended June 30, 1994 totalled
$1.9 million, which was higher than the same period in 1993. The increase was primarily due to additional tooling and fixtures associated with the new Series 9600 plus an addition to the manufacturing facilities in Salt Lake City for better production efficiencies.

OEC is required to make an installment payment of approximately $4.9 million to Diasonics Ultrasound, Inc., payable within 45 days of June 30, 1994, in connection with a note payable established at the time of the restructuring of the Company in October 1993. The second installment of approximately $4.9 million, or 50% of the original note, is expected to be cancelled if the pending acquisition of Diasonics Ultrasound, Inc., by Elbit, Ltd., is completed by December 31, 1994. The cancellation of this note will result in an adjustment to equity.

The Company believes that existing cash reserves and the unused $10 million line of credit is sufficient to handle the liquidity requirement for the foreseeable future.


                             See accompanying notes
                                   Page 7 of 9

PART II.  Other information.

ITEM 1.   Legal proceedings


There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1993 or Form 10K filed with the Securities & Exchange Commission on March 30, 1994.

ITEM 6.   Exhibits

Exhibit
Number    Description
- ------    -----------

(b)       Reports on Form 8-K

          Not applicable.


                             See accompanying notes
                                   Page 8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)






By /s/ Randy W. Zundel
   ---------------------------
     Randy W. Zundel
     Chief Financial Officer
     (Principal Accounting Officer)


Date:  August 11, 1994


                             See accompanying notes
                                   Page 9 of 9