Form 10-Q
period 1994-09-30
OEC MEDICAL SYSTEMS INC
filed 1994-11-14
CIK 317814

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    September 30, 1994
                                      -----------------------
                                               OR

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

                       Yes X                No
                          ---                 ----



As of October 31, 1994, there were 12,480,230 shares of Common Stock ($.01 par value) outstanding.

Part I.        Financial Information

Item 1.        Financial Statements

                                    OEC MEDICAL SYSTEMS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                            (In thousands, except per share amounts)


                                                   THREE MONTHS             NINE MONTHS
                                                  1994     1993            1994    1993
                                                 -----     ----            ----    ----

Net sales
  Product                                        $23,859   $23,959      $60,452 $64,219
  Service                                          3,444     2,663        9,495   7,638
                                                 -------   -------      ------- -------
     Total net sales                              27,303    26,622       69,947  71,857
                                                 -------   -------      ------- -------

Cost of sales
  Product                                         15,172    13,446       37,199  36,205
  Service                                          1,781     2,155        5,714   5,969
                                                  ------    ------       ------  ------
     Total cost of sales                          16,953    15,601       42,913  42,174
                                                 -------    ------       ------  ------
     Gross margin                                 10,350    11,021       27,034  29,683
                                                 -------    ------       ------  ------
Operating Expenses
  Research and development                         1,888     2,098        6,388   6,286
  Marketing and sales                              4,133     4,453       12,194  12,261
  Administrative, general and other                1,733     2,019        4,022   6,444
                                                 -------     -----       ------  ------
     Total operating expenses                      7,754     8,570       22,604  24,991
                                                 -------     -----       ------  ------
Operating income                                   2,596     2,451        4,430   4,692

Interest income                                       84       196          267     467
Interest expense                                     (30)      (79)        (253)    (79)
                                                   ------     -----        -----   -----
Income before income taxes                          2,650     2,568        4,444   5,080

Income tax benefit                                    293     2,000        1,119   2,000
                                                    -----     -----        -----   -----

Income from continuing operations                   2,943     4,568        5,563   7,080
Loss from operation of discontinued operations
(net of income tax expense of $86 and $239,
respectively,  for the three and nine months ended
September 30, 1993)                                   --     (3,517)         --  (13,060)
                                                   ------   -------       ------ -------
Net income (loss)                                  $2,943   $ 1,051       $5,563 $(5,980)
                                                   ------   -------       ------ -------
                                                   ------   -------       ------ -------

Income (loss) per common and
  common equivalent share:
     Continuing operations                         $ 0.23    $ 0.36        $0.44  $ 0.57
     Discontinued operations                           --     (0.28)          --   (1.05)
                                                   ------    ------       ------  -------
     Net income (loss)                             $ 0.23    $ 0.08        $0.44  $(0.48)
                                                   ------    ------       ------  -------
                                                   ------    ------       ------  -------

Common and common equivalent shares                12,591    12,471       12,539  12,463


                             See accompanying notes
                                   Page 2 of 9

                                 OEC MEDICAL SYSTEMS, INC.
                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                      (In thousands)

                              ASSETS

                                                               1994           1993
                                                               ----           ----
                                                           (Unaudited)

Current Assets:
 Cash and temporary cash investments                        $  5,751       $  5,383
 Accounts and notes receivable, net of
   allowances of $533 and $2,024, respectively                21,398         25,184
 Inventories                                                  20,246         19,120
 Prepaid expenses and other current assets                     1,121          1,098
                                                             -------       --------
    Total current assets                                      48,516         50,785
Long-term receivables                                          1,021          1,361
Property and equipment, net                                   11,389         10,698
Cost in excess of net assets acquired, net of
 accumulated amortization of $6,741 and $6,260, respectively  11,655         12,136
Deferred income taxes                                          4,971          2,000
Patents, licenses, purchased technologies and other assets,
 net of accumulated amortization of $952 and $836,
 respectively                                                     38            154
                                                            --------       --------
                                                            $ 77,590       $ 77,134
                                                            --------       --------
                                                            --------       --------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                           $  4,301       $  4,242
 Note payable to related party                                 4,475          9,700
 Accrued salaries and benefits                                 2,516          2,341
 Accrued warranty and installation costs                         784          1,363
 Deferred income and customer deposits                         5,483          4,816
 Income taxes payable                                            260            816
 Accrued  legal fees and litigation settlements                4,194          4,075
 Accrued restructuring costs                                   1,681          3,259
 Accrued distributor commissions                               1,806          2,422
 Other accrued liabilities                                     1,337            802
                                                           ---------       --------
    Total current liabilities                                 26,837         33,836
                                                           ---------       --------

Stockholders' equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, including 1,100 shares
    of convertible preferred stock, none outstanding
 Common stock, $.01 par value
    Authorized--30,000 shares
    Outstanding--12,480 and 12,411 shares, respectively          125           124
 Capital in excess of par value                               68,809        66,858
 Accumulated deficit                                         (18,104)      (23,667)
 Foreign currency translation adjustment                         (77)          (17)
                                                            --------       -------
    Total stockholders' equity                                50,753        43,298
                                                            --------      --------
                                                            $ 77,590      $ 77,134
                                                            --------      --------
                                                            --------      --------

                             See accompanying notes
                                   Page 3 of 9

                                OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                      (In thousands)



                                                                        1994             1993
                                                                        ----             ----
OPERATING ACTIVITIES:
  Income from continuing operations                                     $ 5,563         $7,080
 Adjustments to reconcile income from continuing operations
      to net cash provided  by continuing operations:
   Depreciation and amortization                                          2,320          1,869
   Bad debt expense                                                          90          1,390
   Legal settlement recorded as reduction of note payable to
      related party                                                        (750)           --
   Deferred income tax benefit                                           (1,365)        (2,000)
   Changes in current assets and liabilities:
        Accounts and notes receivable                                     3,696            941
        Receivable from related party                                        --         (2,106)
        Inventories                                                      (1,126)        (5,742)
        Prepaid expenses and other current assets                           (23)           (83)
        Accounts payable                                                     59            726
        Accrued salaries and benefits                                       175            229
        Accrued warranty and installation costs                            (579)             8
        Deferred income and customer deposits                               667          1,678
        Income taxes payable                                               (556)          (173)
        Accrued legal fees and litigation settlements                       119         (1,525)
        Accrued restructuring costs                                      (1,578)          (335)
        Accrued distributor commissions                                    (616)          (285)
        Other accrued liabilities                                           535           (566)
        Other                                                                --            127
                                                                         ------          -----
   Net cash provided by continuing operations                             6,631          1,233
   Net cash provided by discontinued operations                              --          1,461
                                                                          -----          -----
   Net cash provided by operating activities                              6,631          2,694
                                                                          -----          -----

INVESTING ACTIVITIES:
 Reduction (increase) in long-term receivables                              340         (1,470)
 Additions to property and equipment, net                                (2,414)        (1,681)
 Change in net long-term assets of discontinued operations                  --            (396)
 Other                                                                      (60)            --
                                                                         ------          -----
   Net cash provided (used) by investing activities                      (2,134)        (3,547)
                                                                          -----          -----
FINANCING ACTIVITIES --
 Sales of common stock, net                                                 346            908
 Payment on note to related party                                        (4,475)           --
 Long-term debt repayments                                                   --            (55)
                                                                          -----          -----
   Net cash provided (used) by financing activities                      (4,129)         5,703
                                                                         ------          -----
 Net increase in cash and temporary cash investments                        368            --
 Cash and temporary cash investments at beginning of period               5,383          1,924
                                                                        -------         ------
 Cash and temporary cash investments at end of period                   $ 5,751         $1,924
                                                                        -------         ------
                                                                        -------         ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (for continuing operations only):
 Cash paid during the period for interest                                  $250             --
 Cash paid during the period for income taxes                               312             --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 During the nine months ended September 30, 1994, the Company increased its net deferred income tax asset by
$2,971 as a result of reducing the valuation allowance on the deferred tax assets.  Of the total $2,971 of valuation allowance reallocation, $1,606 was credited directly to stockholders' equity and $1,365 was recorded as a deferred tax benefit.



                             See accompanying notes
                                   Page 4 of 9

                                OEC MEDICAL SYSTEMS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)
                                   September 30, 1994

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1993, filed on Form 10-K.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                    SEPTEMBER 30,      DECEMBER 31,
                                       1994                1993
                                    -------------      ------------
                                            (In thousands)

      Purchased parts and
        completed subassemblies        $ 8,990              $ 7,819
      Work-in-process                    3,216                4,145
      Finished goods                     6,356                6,800
      Service and repair parts           4,514                3,389
                                       -------              -------
                                        23,076               22,153
      Less:  reserves                   (2,830)              (3,033)
                                       -------              -------
                                      $ 20,246             $ 19,120
                                      --------             --------
                                      --------             --------

3. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This statement superseded SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1987. As a result of the Restructuring/ Distribution and subsequent earnings history, some of the uncertainties regarding the Company's potential for utilization of its net operating loss carryforwards and tax credits have been reduced, and certain of the reserves against its deferred tax asset were determined to no longer be required, resulting in a $2 million dollar reversal of reserves in the third quarter of 1993. In addition, reserves totaling $2,971,000 were reversed in 1994. Of this amount, $1,606,000 related to tax benefits arising out of the exercise of stock options in prior years and, as a result, were recognized in paid-in capital and did not impact the consolidated statement of operations.

4. Revenues from the discontinued operations for the quarter and nine months ended September 30, 1993 were $46.7 million and $139.7 million, respectively.


                             See accompanying notes
                                   Page 5 of 9

                               OEC MEDICAL SYSTEMS, INC
                     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the third quarter and nine months ended September 30, 1994, OEC Medical Systems, Inc. had income of $2.9 million and $5.6 million, respectively, compared with income from continuing operations of $4.6 million and $7.1 million, respectively for the same periods last year. The results of the nine month period ended September 30, 1994 include a net tax benefit of $1.1 million or $.09 per share from the reversal of certain reserves against deferred tax assets which were established upon the adoption of Statement of Financial Accounting Standard No. 109. This compares to $2.0 million or $.16 per share for the same period in 1993.

The following table sets forth OEC's operating results as a percent of net sales:



                                         THREE MONTHS                   NINE MONTHS
                                        1994      1993                  1994    1993
                                        ----      ----                  ----    ----


    Net sales
      Product                           87.4%     90.0%                86.4%   89.4%
      Service                           12.6%     10.0%                13.6%   10.6%
                                       -----     -----                -----   -----
      Total net sales                  100.0%    100.0%               100.0%  100.0%
                                       -----     -----                -----   -----
                                       -----     -----                -----   -----

    Cost of sales
      Product                           55.6%     50.5%                53.2%   50.4%
      Service                            6.5%      8.1%                 8.2%    8.3%
                                      ------     -----                -----   -----
      Total cost of sales               62.1%     58.6%                61.4%   58.7%
                                      ------     -----                -----   -----

      Gross margin                      37.9%     41.4%                38.6%   41.3%
                                      ------     -----                -----    ----

    Operating expenses:
      Research and development           6.9%      7.9%                 9.1%    8.7%
      Marketing and sales               15.1%     16.7%                17.4%   17.1%
      Administrative, general and
      other                              6.4%      7.6%                 5.8%    9.0%
                                        ----      ----                 ----    ----
      Total operating expenses          28.4%     32.2%                32.3%   34.8%
                                       -----     -----                 ----    ----
                                       -----     -----                 ----    ----

    Operating income                     9.5%      9.2%                 6.3%    6.5%

    Income from continuing operations   10.8%     17.2%                 8.0%    9.9%

    Net income (loss)                   10.8%      3.9%                 8.0%   (8.3%)




SALES AND MARKETS

Net product sales for the quarter and nine months ended September 30, 1994, were $23.9 million and $60.5 million, respectively, compared to net product sales of $24.0 million and $64.2 million, respectively, for the comparable periods of 1993. Product sales gained momentum during the quarter after the difficulties experienced in the second quarter from start-up delays with the Series 9600.
The Series 9600 has had very good market acceptance domestically as well as internationally, especially in the Asian markets in comparison to prior years.



                             See accompanying notes
                                   Page 6 of 9

Healthcare reform uncertainties still remain a larger factor for OEC in the urology market where system prices tend to be higher and therefore subject to greater limitations on capital expenditures. As a result of these uncertainties and continuing competitive pressures, urology sales were down approximately 20% from the same nine month period a year ago.

Service revenue for the quarter and nine months ended September 30, 1994 was $3.4 million and $9.5 million, respectively, up from the previous year's $2.7
million and $7.6 million.   Service revenue increased through continued
improvements in contract capture rates.

MARGIN ANALYSIS

OEC's gross margin expressed as a percentage of net sales declined 3.5% for the third quarter and 2.7% for the nine months when compared with the same periods in 1993. This was due to increased manufacturing costs of the Series 9600 over prior models as well as increases in reserves for obsolete inventory. The company is focusing its attention on manufacturing efficiencies and product cost reductions to improve its gross margin. However, the benefits of these efforts are not expected until the second half of 1995.

Service expenses were lower than prior periods due to continued cost containment efforts and more efficient utilization of manpower.

OPERATING EXPENSES

When compared to the previous year, operating expenses as a percentage of net sales were 3.8% lower in the third quarter and 2.5% lower for the nine months ended September 30, 1994, due to expense control and reduction.

INCOME TAXES

Through the nine months ended September 30, 1994, the Company has booked $246,000 of provision for domestic income taxes. This is offset by tax benefit of $1,365,000 due to the the reversal of certain reserves against deferred tax assets. In the nine months ended September 30, 1993, there was $2.0 million of tax benefit recorded.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994, OEC had cash and temporary cash investments of $5.8 million and an unused $10 million line of credit .

Operating cash flow for the nine months was a positive $6.6 million, which compares favorably with operating cash flow of $1.2 million for the same period in 1993.

OEC made an installment payment of $4.7 million to Diasonics Ultrasound, Inc., on August 12, 1994 in connection with a note payable established at the time of the restructuring of the Company in October 1993. The second installment of approximately $4.9 million, or 50% of the original note, has been cancelled as a result of the acquisition of Diasonics Ultrasound, Inc., by Elbit, Ltd., completed on October 19, 1994. The cancellation of this note will result in an adjustment to equity in the fourth quarter.

Capital expenditures for the nine months ended September 30, 1994 totalled $2.4 million, which was higher than the same period in 1993. The increase was primarily due to additional tooling and fixtures associated with the new Series 9600, plus an addition to the manufacturing facilities in Salt Lake City for better production efficiencies. There are no current material commitments for capital expenditures.

The Company believes that existing cash reserves and the unused $10 million line of credit is sufficient to handle the liquidity requirement for the foreseeable future.


                             See accompanying notes
                                   Page 7 of 9

PART II.  Other information.

ITEM 1.   Legal proceedings

The Company is a co-defendant along with Toshiba America Medical Systems, Inc. ("Toshiba") in a series of legal actions and proceedings arising out of the Company's discontinued MRI business which was sold to Toshiba in 1989. In December, 1993, the Company received a favorable arbitrations ruling that Toshiba was required to indemnify the Company for compensatory and punitive damages, if any, awarded against the Company as well as attorney's fees and expenses incurred by the Company in the underlying legal proceedings, whether existing or later filed, and regardless of whether the claims asserted against the Company involve allegations of intentional misconduct or fraud. During the quarter, the favorable arbitration award which the Company obtained against Toshiba was sustained in a legal challenge in California state court filed by Toshiba. Toshiba has indicated that it plans to appeal the Court's ruling. While the Company believes that it will continue to prevail against Toshiba's legal challenges to the arbitration award, defense of the underlying legal proceedings is a significant continuing expense, and there is a risk that the Company could incur a material, adverse judgment prior to final resolution of the Toshiba appeals.

ITEM 6.  Exhibits

EXHIBIT
NUMBER     DESCRIPTION
- --------   -----------

(b)        Reports on Form 8-K

           Not applicable.



                             See accompanying notes
                                   Page 8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)


By   /s/ Randy W. Zundel
   -----------------------
        Randy W. Zundel
        Chief Financial Officer
        (Principal Accounting Officer)


Date:  November 8, 1994



                             See accompanying notes
                                   Page 9 of 9