Form 10-K
period 1994-12-31
OEC MEDICAL SYSTEMS INC
filed 1995-03-28
CIK 317814

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 --------------

                                    FORM 10-K

                                 --------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                          COMMISSION FILE NUMBER 1-9983

                             ----------------------

                            OEC MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             94-2538512
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

     384 Wright Brothers Drive                           84116
     Salt Lake City, Utah                              (Zip Code)
     (Address of principal executive offices)

                                 (801) 328-9300
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based on the closing sales price on the New York Stock Exchange) on March 1, 1995 was approximately $76,732,340.

     As of March 1, 1995, there were 12,527,729 shares of Common Stock with $.01 par value outstanding.

Documents Incorporated by Reference:                              Form 10-K Part

(1)  Portions of Definitive Proxy Statement to be mailed
to stockholders in connection with the Registrant's 1995
Annual Meeting of Stockholders                                            I, III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            OEC MEDICAL SYSTEMS, INC.

                          1994 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I
     Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
     Item 3. Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .   6
     Item 4. Submission of Matters to a Vote of Security Holders.. . . . . .   7
     Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . 7

PART II
     Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
     Item 6. Selected Financial Data.. . . . . . . . . . . . . . . . . . . .   8
     Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 8
     Item 8. Financial Statements and Supplemental Data. . . . . . . . . . .   9
     Item 9. Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure.. . . . . . . . . . . . . . . . . . . . .   9

PART III
     Item 10.    Directors and Executive Officers of Registrant. . . . . . . . 9
     Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . .   9
     Item 12.    Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
     Item 13.    Certain Relationships and Related Transactions. . . . . . . . 9

PART IV
     Item 14.    Exhibits, Financial Statement Schedules and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                            OEC MEDICAL SYSTEMS, INC.

                          1994 FORM 10-K ANNUAL REPORT

                                     PART I

ITEM 1.   BUSINESS

     GENERAL. OEC develops, manufactures, markets, and services computer-based X-ray and fluoroscopic imaging systems for use in hospitals, out-patient clinics, and surgi-centers for intraoperative and interventional procedures.

     OEC was originally established in Indiana in 1942. In response to surgeons' need for improved methods to monitor and guide the implantation of the various internal fixation devices, OEC entered the medical X-ray imaging market in 1972. OEC was acquired by Diasonics, Inc. in October 1983 as a separate operating subsidiary. The Company was merged into Diasonics in September of 1993 as part of a Restructuring/Distribution in which the other operating businesses of Diasonics were spun off to shareholders and the Diasonics, Inc. name was changed to OEC Medical Systems, Inc.

     Today, OEC is recognized as the pioneer and continued domestic market leader of intraoperative/interventional X-ray imaging systems. These systems combine radiographic and fluoroscopic imaging with digital image processing capabilities. X-rays are passed through the body and either recorded on radio-graphic film or passed through an image intensifier system and displayed as a real-time fluoroscopic image on a video monitor. Digital image processing of the fluoroscopic image improves the image quality, lowers X-ray dosage and results in reduced costs for a number of applications.

     OEC seeks to provide cost-effective imaging systems directed towards medical specialties in which minimally invasive techniques are replacing expensive open surgical procedures. High quality digital fluoroscopy has become mandatory in today's modern operating room. Minimally invasive techniques are expanding into many areas of surgery (vascular, neurological, orthopedic, urologic, cardiac and general surgery). OEC's products are designed to meet the needs of these new procedures.

     Technical leadership, strong customer relationships, and a cost-effective product line have earned OEC the domestic market share leadership position in the intraoperative and interventional X-ray imaging markets.

     OEC believes its international markets represent a significant growth opportunity and expects to expand its network of international distributors. Building on its leadership position in the U.S., OEC's focus is to become the worldwide leader for intraoperative and interventional fluoroscopy imaging. With this focus in mind, OEC has been investing in the future through research and development. The introduction of the Series 9600 Mobile Digital Imaging System in 1994, just two and half years after the introduction of the Series 9400 C-arm, and the Uroview 2600 urology table introduced in February 1995, are the results of these investments.

     OEC's expanding presence in international markets is another example of the Company's investment in the future, having strengthened its wholly-owned subsidiaries in France, Germany, Italy and Switzerland with new personnel and training, and by designing its new products to be more appealing and acceptable to international customers. OEC also strengthened its international network in new markets in 1994 by establishing new distributors or contracting with existing distributors in South America and the Pacific Rim. OEC intends to continue these activities during 1995.

     OEC'S PRODUCTS. The products produced by OEC consist of mobile X-ray imaging systems as well as fixed-room urological X-ray imaging systems.

     SERIES 9600 MOBILE DIGITAL IMAGING SYSTEMS (C-ARM). In March 1994, OEC introduced the Series 9600 Mobile Digital Imaging System. This mobile imaging device can be wheeled from operating room to operating room to provide high quality, real-time fluoroscopic imaging for a wide variety of surgical and interventional procedures that require X-ray control.

     The modular architecture of the system allows the Series 9600 to be tailored to meet the needs of the surgeon. For example, the 9600 can be equipped with an expanded surgical package for general surgery and orthopedics. When equipped with a vascular special procedures module, it can perform complex subtraction angiography in the operating room, emergency room, or in radiology. The most advanced version of the Series 9600 can perform many of the tasks of a sophisticated, fixed-room digital X-ray system costing several times more than the Series 9600. Prices of the Series 9600 Mobile Digital Imaging System range from $100,000 to $208,000.

     During 1994, 1993 and 1992 the OEC C-arm business represented 84%, 80% and 79% of total sales respectively.

     UROVIEW 2600 DIGITAL IMAGING SYSTEM. Urology is another surgical specialty requiring intraoperative imaging that is rapidly moving away from the use of static X-ray films to monitor and guide procedural progress. Diagnostic and interventional urological procedures are typically performed in a separate area of the operating room environment known as the Cysto Department. Until recently, these specialized rooms were equipped with a fixed (bolted down) urological-specific patient positioning table (motorized in movement) that also had static X-ray filming capability built into it. These films, once exposed, would need to be taken to a dark room to be developed prior to being brought back to the Cysto Department for evaluation by the urologist, resulting in long procedural delays. Additionally, real-time events could not be recorded since radiographic film produces a static image. Eventually, real-time fluoroscopic imaging capabilities began to be added to these systems.

     In 1987, OEC introduced the UroView product line. The UroView was the industry's first urological table with fully integrated digital fluoroscopy, resulting in significant image improvement, lower X-ray dosages, and reduced
costs.   Prices for the UroView system presently range from $210,000 to
$230,000.

     During 1994, 1993 and 1992 the OEC urology business represented 16%, 20% and 21% of total sales, respectively.

     SALES AND SERVICE. Domestic sales are made primarily through direct representatives and exclusive independent distributors with installation and service performed by OEC.

     In Europe, OEC distributes its products primarily through wholly owned subsidiaries in Italy, France, Germany and Switzerland. For the remainder of Europe, the Far East and Latin America, distribution is done through independent dealers and distributors.

     OEC generally provides warranty for its products for a period of six to twelve months from the date of installation. OEC offers service contracts for products for which the warranty has expired.

     During 1994, 1993 and 1992, service revenue represented 13.2%, 10.8% and 8.9% of net sales respectively.

     MANUFACTURING. OEC's manufacturing operations are located in Salt Lake City, Utah and Warsaw, Indiana. OEC owns sufficient property at its Salt Lake City site to expand its facilities if needed. OEC's products incorporate microprocessors for which proprietary software has been designed by OEC. Major items that OEC currently purchases from others include video monitors, X-ray tubes, image intensifiers, CCD cameras and power supplies. Some of these parts and components are available from a limited number of single-source manufacturers or suppliers, and termination or interruption of such sources could have temporary adverse effect on the Company. OEC's Warsaw, Indiana facility manufacturers the sheet metal enclosures, the mechanical C-arm assembly and all major mechanical components for OEC's products. The electronics and imaging components are manufactured at OEC's Salt Lake City facility, which also performs final assembly and test of the finished devices.

     COMPETITION. The market for mobile X-ray and urology products is highly competitive. Many of OEC's existing and potential competitors have substantially greater financial, marketing and technological resources. In the market for products similar to OEC's Series 9600 Mobile C-arm, OEC competes with General Electric Corporation, Siemens Medical Systems, Inc., Philips Medical Systems, Inc. and Toshiba Medical Systems, Inc. Competitive companies offering products similar to the UroView 2600 include Picker International, Inc., Dornier Medical Systems, Inc., and Liebel-Flarsheim Company. OEC competes on the basis of price, imaging quality, technological innovation, upgradeability, reliability, and quality of service and support.

     BACKLOG. At December 31, 1994, OEC's backlog was approximately $11.2 million, as compared with approximately $17.1 million at December 31, 1993. OEC includes in backlog only firm orders deliverable within 12 months. Backlog also includes service contract revenue which will be earned over the next twelve months.

     RESEARCH AND DEVELOPMENT. The medical imaging business involves rapid technological change and innovation. OEC believes the ability to use technological innovation to advance the clinical utility of diagnostic imaging has and will continue to be a significant factor in its success in competing in its marketplaces. OEC has continued to invest in research and development to identify solutions to the imaging requirements of the area of minimally invasive medical practices. This has led to a continuous release of both improvements in existing products and the introduction of the Series 9600 Mobile Digital Imaging System in 1994 along with the introduction in February 1995 of the Uroview 2600.

     During 1994, 1993, and 1992, OEC's research and development expenses totaled $8.4 million, $8.7 million and $7.1 million, respectively, representing 8.6%, 8.7% and 7.3% of net sales.

     EMPLOYEES.  On December 31, 1994, OEC had approximately 536 employees.
None of OEC's employees are covered by collective bargaining agreements, and OEC considers its employee relations to be satisfactory.

     GOVERNMENT REGULATION. As a manufacturer of medical devices, OEC is subject to extensive and rigorous governmental regulation, principally by the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended. OEC is subject to the standards and procedures contained in the Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance with such standards and procedures. Failure to comply with FDA regulations could result in sanctions being imposed, including restrictions on the marketing of or recall of the affected products of OEC.

     OEC's facilities and manufacturing processes have been periodically inspected by the FDA and other agencies, but remain subject to audit from time to time. The most recent inspection was in September 1993, and no observations of noncompliance were issued. OEC continues to devote substantial human and financial resources to regulatory compliance, and believes that it remains in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state agency will agree with OEC's position, or that its GMP compliance will not be challenged at some subsequent point in time.

     Enforcement of the GMP regulations has increased significantly in the last several years and the FDA has publicly stated that compliance will be more strictly scrutinized. In the event that OEC or any of its facilities was determined to be in noncompliance, and to the extent that OEC or such facility or operation was unable to convince the FDA or state agency of the adequacy of its compliance, the FDA or state agency has the power to assert penalties or remedies, including a recall or temporary suspension of product shipment until compliance is achieved. Such penalties or remedies could have a materially adverse effect on OEC's financial condition.

     OEC has received approval from the FDA and foreign regulatory authorities in the past, when required, to market its products. In general, the length of time for all reviews and approvals, most particularly from the FDA, has been lengthening and the review or approval process for medical devices has become substantially more difficult and expensive. Moreover, regulatory approvals, when granted, may contain significant limitations on the uses for which a product may be marketed. Approvals may be withdrawn for failure to conform to regulatory standards due to unforeseen problems. To date, product reviews for medical imaging technologies have been obtained within three to twelve months. There can be no assurance that OEC will be able to obtain necessary regulatory approvals in the future, and delays in the receipt of or failure to receive such approvals, the loss of existing approvals or failure to comply with regulatory requirements could have a material adverse effect on the business, financial condition and results of operation of OEC.

     In June 1994 the Company's Quality Assurance System received the Certificate of Compliance with ISO 9001, the international standard for quality assurance in design, development, production, installation and servicing.

     PATENTS AND LICENSES. OEC owns or licenses rights with respect to various patents and has applied for other patents. These licenses generally do not have a fixed term and expire only when the last patent covered by the license expires. Because the licenses generally include patents on future innovations, OEC cannot approximate any expiration date. OEC believes the loss of any patent would not have a material adverse effect on OEC's business, the success of which will depend principally on its engineering, marketing, service, manufacturing skills, and upon the quality and economic value of its products. In addition, OEC has received notices of certain patents held by third parties and it is investigating the validity and applicability of these patents to OEC's products and processes.


ITEM 2.   PROPERTIES.

     OEC owns its corporate headquarters and manufacturing facility of 105,000 square feet in Salt Lake City, Utah, and leases another 80,000 square feet of manufacturing in Warsaw, Indiana. The lease expires on May 31, 1995, at which time it is our intention to renew the lease.

ITEM 3.  LEGAL PROCEEDINGS.

      In November 1993, a $3.1 million judgment against the company was reversed on appeal. The earlier judgment from May 1992 was the result of litigation initiated against it in 1986 by a terminated distributor of X-ray products. After the 1992 judgment, OEC placed $3.1 million in reserve for the full amount. The appellate court decision in favor of the Company has been appealed by the plaintiff to the Indiana Supreme Court. While the Company believes that the appellate decision will stand, no determination can be made as to whether some or all of the reserve should be reversed until all further appellate and related proceedings have finally been determined.

     On May 4, 1992, Medical Diagnostic Imaging Center filed litigation in Superior Court of Los Angeles against Diasonics, Inc., Toshiba America, Inc., and others alleging misrepresentation, breach of contract, and unfair competition. This action has been dismissed with prejudice. On May 6, 1992, Mobil MR Venture, Ltd., filed litigation in Superior Court of San Mateo County against the Company, Toshiba America Medical Systems ("TAMS") and others alleging breach of contract and misrepresentation. This action has been consolidated in an arbitration originally filed by Toshiba America Medical Systems, Inc. in San Francisco, California against Mobile MR Venture, Ltd. Arbitration has been stayed while various litigations not involving the Company are being pursued. On May 8, 1992, Federal Deposit Insurance Corporation, as receiver for Citytrust, filed litigation in the United States District Court of the Southern District of New York against the Company, Toshiba America Medical Systems, Inc., and others to collect on a guaranty. On June 16, 1992, Medical Imaging Center of Southern California, Ltd. filed litigation in Superior Court of Los Angeles against Toshiba America Medical Systems, Inc., the Company and others alleging breach of contract and misrepresentation. TAMS has assumed defense of this action, which resulted in a net trial verdict of approximately $20,000. On July 1, 1992, Lenox Hills Leasing Associates and others filed litigation in the Supreme Court of the State of New York, county of New York, against the Company, Toshiba America Medical Systems, Inc., and others alleging breach of contract and misrepresentation. On January 19, 1992, Toshiba America Medical Systems, Inc., filed litigation in Superior Court of New Jersey against TME, Inc., which subsequently brought a third party complaint against the Company and others alleging breach of contract and misrepresentation. All of these actions relate to the magnetic resonance imaging business which Diasonics, Inc. sold to Toshiba America Medical Systems on November 21, 1989. As the successor to Diasonics, Inc., the Company is now the defendant in these actions. The Company believes that all of these actions are covered by the indemnity provisions in the MRI Purchase Agreement with Toshiba, and the Company initiated an arbitration in San Francisco to determine its right to reimbursement. On December 6, 1993, the arbitration panel issued its award ruling that TAMS was required to indemnify OEC for compensatory damages and punitive damages, if any, awarded against OEC as well as attorney's fees and expenses incurred by OEC in litigation involving the MRI division of Diasonics, Inc., whether existing or later filed, and regardless of whether the claims asserted against OEC involved allegations of intentional misconduct or fraud. Toshiba has appealed the arbitrator's award. While the Company believes the artibrator's award will be sustained, the Company may incur interim expense prior to receiving full reimbursement from TAMS. To the extent that any liability would not be covered by its indemnity or its arbitrator's award, OEC does not believe that an adverse outcome would have a material impact on its financial position or results of operations.

     OEC is also a defendant in other ordinary commercial litigation. In light of available insurance and reserves, management believes that such litigation will not have a material effect on its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of fiscal year 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                 AGE              POSITION

Barry K. Hanover                     40         Vice President, Engineering

Larry E. Harrawood                   47         Vice President, Marketing

Gary N. Kilman                       50         Vice President, Sales

Ruediger Naumann-Etienne             48         President and Chief Executive
                                                Officer

Randy W. Zundel                      39         Chief Financial Officer


     Barry K. Hanover has been Vice President, Engineering of the Company since December 1992. Previously, he was Director, Mechanical Engineering from October 1992 to December 1992. Prior to that, he was President of Hanover Engineering Services, an engineering consulting firm, from June 1992 to October 1992, and Vice President, Technical Development and member of the Board of Directors of Sarcos, Inc., a biomedical technology company from 1988 through 1992.

     Larry E. Harrawood has been Vice President, Marketing and Business Development of the Company since July 1987. Previously, he was Vice President, Business Development from October 1986 to July 1987, Vice President, Sales and Marketing from July 1985 to October 1986, and General Manager of X-ray operations from December 1972 to July 1985.

     Gary N. Kilman has been Vice President, Sales of the Company since February 1987. Previously, he was National Sales Manager for ADAC Laboratories, a medical imaging company. Prior to that, he held progressively titles of Sales

Rep, Regional Sales Manager, and Area Sales Manager at that company. Prior to that he was Area Sales Manager, IBM, BioMedical Systems.

     Ruediger Naumann-Etienne was named CEO and President of OEC in February 1995. He has been a director of the Company since January 1989, and was named Chairman of the Board in September 1993. He has been Managing Director of Intertec since July 1990. He was President and Chief Operating Officer of the Company from December 1987 to July 1990 and Executive Vice President and Chief Financial Officer from April 1984 to September 1988.

     Randy W. Zundel is the Chief Financial Officer. He was the Chief Operating Officer of the Company from February 1990 to September 1993. Prior to that he was Vice President, Operations from May 1987 to February 1990.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is presently traded on the New York Stock Exchange under the trading symbol OXE. Prior to the Restructuring/Distribution on October 1, 1993 and the spin-out of its other operating businesses, the Company was traded under the symbol DIA. Prices shown for the periods prior to the quarter beginning October 1, 1993 are for the stock trading as DIA and are not meaningful when compared to OXE stock because it now excludes the separately traded shares of Diasonics Ultrasound (NASDAQ: DIAU through October 1994, then acquired by Elbit, Ltd.) and Focus Surgery (NASDAQ: FCUS). Prices shown are the range of high and low closing prices per share on the New York Stock Exchange -- Composite Transactions, as reported by the Wall Street Journal. On March 1, 1995, the number of holders of record of common stock was 3,536.


                                                               Prices
                                                        ----------------------
          Quarter Ended:                                 High             Low
          -------------                                 ------          ------

     Trading as DIA:
          March 31, 1993 . . . . . . . . . . . .        15 7/8          11 5/8
          June 30, 1993. . . . . . . . . . . . .        13 1/2          10 1/4
          September 30, 1993 . . . . . . . . . . .      13 1/4          11

     Trading as OXE:
          December 31, 1993. . . . . . . . . . . .       8 1/8           6 1/8
          March 31, 1994 . . . . . . . . . . . .         7 3/4           6 1/8
          June 30, 1994. . . . . . . . . . . . .         6 3/8           5
          September 30, 1994 . . . . . . . . . .         6 7/8           5 1/4
          December 31, 1994. . . . . . . . . . . .       6 7/8           5 3/4

     The Company has not paid any dividend on its common stock. The Company presently intends to retain all earnings for use in the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The table labeled "Five Year Summary" appearing as page 1 of Exhibit 13 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing as pages 2 through 4 of Exhibit 13 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The Consolidated Financial Statements and Notes thereto appearing at pages 5 through 13 of Exhibit 13 is incorporated herein by reference.
     For Financial Statement Schedule and Independent Auditors' Report thereon filed as part of this report, see Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Information concerning the directors of the Company is incorporated by reference to the sections titled "Information with Respect to Nominees" and in the definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "1994 Proxy Statement"). Information regarding executive officers is set forth in Part I of this report.

     Pursuant to Section 16(b) of the Securities Act of 1934, the Company's directors, its executive (and certain other) officers, and any persons holding more than 10 percent of the Company's stock are required to report their ownership and any changes in beneficial ownership of the Company's stock to the Securities and Exchange Commission and to the New York Stock Exchange. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information concerning management compensation is incorporated by reference to the section titled "Cash Compensation of Executive Officers" in the 1994 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the stock ownership of each person known to the Company to be a beneficial owner of five percent or more of the Company's Common Stock and management is incorporated by reference to the sections titled "Information with Respect to Nominees" and "Principal Stockholders" in the 1994 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning relationships and related transactions is incorporated by reference to the section titled "Transactions with Management and Others" in the 1994 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  Index to Financial Statements

          The following consolidated financial statements of the Company are included in Exhibit 13 of this Form 10-K:
                                                                        Page in
                                                                      EXHIBIT 13
                                                                      ----------

Consolidated statements of operations for each of the three years in the
  period ended December 31, 1994 . . . . . . . . . . . . . . . . .          5

Consolidated balance sheets at December 31, 1994 and 1993. . . . .          6

Consolidated statements of stockholders' equity for each of the
three years in the period ended December 31, 1994. . . . . . . . .          7

Consolidated statements of cash flows for each of the three years in the
  period ended December 31, 1994 . . . . . . . . . . . . . . . . .          8

Notes to consolidated financial statements . . . . . . . . . . . .       9-13

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .         14

2.  Index to Financial Statement Schedule

The following consolidated financial statement schedule of the Company is filed as part of this report:
                                                                        Page in
                                                                       Form 10-K
                                                                       ---------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .         14

Schedule VIII -- Valuation and qualifying accounts . . . . . . . .         15

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.  Index to Exhibits

     The following exhibits (numbered in accordance with Item 601 of SEC Regulation S-K) are filed as part of this report or are incorporated by reference as indicated below:

    Exhibit
    Number                            Description
    -------                           -----------

       2 Agreement and Plan of Merger. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       3.1 Certificate of Incorporation, as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       3.2 By-Laws, as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       4 Rights Agreement, dated as of June 20, 1988, between Diasonics, Inc. and Bank of America NT&SA. Incorporated by reference to
              Exhibit 4.3 of the Diasonics, Inc. Form 8-K, filed August 1, 1988.

       10.1 Diasonics, Inc. 1979 Stock Option Plan, amended and restated as of June 1, 1982. Incorporated by reference to Exhibit 10.6 of the Diasonics, Inc. Registration Statement on Form S-8, filed May 2, 1983.

       10.2 Termination Agreement between Diasonics, Inc. and Stewart Carrell dated November 16, 1987. Incorporated by reference to Exhibit
              10.69 of the Diasonics, Inc. Form 10-K, filed on March 9, 1988.

       10.3 Amendment to Termination Agreement between Diasonics, Inc. and Stewart Carrell. Incorporated by reference to Exhibit 10.77 of the Diasonics, Inc. Form 10-K, filed on March 31, 1990.

       10.4 Diasonics, Inc. 1990 Stock Option/Stock Purchase Plan. Incorporated by reference to Exhibit 10.79 of the Diasonics, Inc. Form S-8, filed on May 1, 1991.

       10.5 Warrant for the Purchase of Common Shares issued to PaineWebber R&D Partners II, L.P., as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed on March 30, 1994.

       10.6 Amendment, dated September 8, 1993, to Termination Agreement between Diasonics, Inc. and Stewart Carrell dated December 8, 1989. Incorporated by reference to OEC Medical Systems, Inc. Form 10-K, filed on March 30, 1994.

       10.7 Asset Stock Exchange Agreement between Diasonics, Inc. and Diasonics Ultrasound, Inc. dated April 30, 1993. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed on March 30, 1994.

       10.8 Asset Stock Exchange Agreement between Diasonics, Inc. and FOCAL Surgery, Inc. dated April 30, 1993. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed on March 30, 1994.

       10.9 Distribution Agreement by and among Diasonics, Inc. (OEC Medical Systems, Inc.), Diasonics Ultrasound, Inc. and FOCAL Surgery, Inc. dated September 17, 1993. Incorporated by reference to Diasonics Ultrasound, Inc. Form 10-A, filed September 17, 1993.

       10.10 Tax Allocation Agreement by and among Diasonics, Inc. and Diasonics Ultrasound, Inc. and FOCAL Surgery, Inc. dated September 30, 1993. Incorporated by reference to Diasonics Ultrasound, Inc. Form 10-A, filed September 17, 1993.

       10.11 Cross License Agreement by and between Diasonics, Inc., Diasonics Ultrasound, Inc. and FOCAL Surgery, Inc. dated September 17, 1993. Incorporated by reference to Diasonics Ultrasound, Inc. Form 10-A, filed September 17, 1993.

       10.12 Employment Benefits Allocation Agreement by and among Diasonics, Inc., Diasonics Ultrasound, Inc., and FOCAL Surgery, Inc. dated September 17, 1993. Incorporated by reference to Diasonics Ultrasound, Inc. Form 10-A, filed September 17, 1993.

       10.13 Note agreement between OEC Medical Systems, Inc. and Diasonics Ultrasound, Inc. dated September 30, 1993, as amended. Incorporated by reference to Diasonics Ultrasound, Inc. Form 10-A, filed September 17, 1993.

       10.14 Form of Option Agreement to be generally used in connection with options having service vesting provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.15 Form of Option Agreement to be generally used in connection with options having milestone vesting provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.16 Form of Option Agreement to be generally used in connection with automatic option grant program for non-employee directors. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.17 Second Amendment, dated October 17, 1994, to Termination Agreement between Diasonics, Inc., and Stewart Carrell dated December 8, 1989.

       13 Portions of the 1994 Annual Report to Shareholders, including Five Year Summary, Management's Discussion & Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.

       21     List of Subsidiaries.

       23     Independent Auditors' Consent.

       27     Financial Data Schedule (FDS) for Edgar Filing.


       (b)    Reports on Form 8-K:

              Not applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OEC MEDICAL SYSTEMS, INC.


                                     By:  /s/ Randy W. Zundel
                                        ---------------------------------
                                              Randy W. Zundel
                                        Vice President & Chief Financial Officer


Date:  March 28,  1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




  /s/ Ruediger Naumann-Etienne      Chairman, President & CEO     March 28, 1995
- --------------------------------
     Ruediger Naumann-Etienne



  /s/ Edwin W. Macrae               Director                      March 28, 1995
- --------------------------------
    Edwin W. Macrae



  /s/ Allan W. May                  Director                      March 28, 1995
- --------------------------------
   Allan W. May



  /s/ Chase N. Peterson             Director                      March 28, 1995
- --------------------------------
   Chase N. Peterson



  /s/ Randy W. Zundel               Principal Financial &         March 28, 1995
- --------------------------------    Accounting Officer
    Randy W. Zundel

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
OEC Medical Systems, Inc.:

    We have audited the consolidated financial statements of OEC Medical Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 20, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of OEC Medical Systems, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Salt Lake City, Utah
January 20, 1995

SCHEDULE VIII

                            OEC MEDICAL SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                           ADDITIONS
                                                    BALANCE          --------------------                    BALANCE
ALLOWANCE FOR DOUBTFUL                            BEGINNING          CHARGED      CHARGED                    END OF
 ACCOUNTS RECEIVABLE                              OF PERIOD          TO EXPENSE   TO OTHER     WRITEOFFS     PERIOD
- ----------------------                            ---------          ----------   --------     ---------     -------
Year ended:

December 31, 1994. . . . . . . . . . . . . . .    $  2,024           $    245     $    --      $  1,544      $    725
December 31, 1993. . . . . . . . . . . . . . .    $    375           $  1,695     $    --      $     46      $  2,024
December 31, 1992. . . . . . . . . . . . . . .    $    275           $    100     $    --      $     --      $    375


INVENTORY RESERVES
Year ended:
December 31, 1994. . . . . . . . . . . . . . .    $  3,033           $  1,630     $    --      $  1,174      $  3,489
December 31, 1993. . . . . . . . . . . . . . .    $    471           $    360     $(2,900)(1)  $    698      $  3,033
December 31, 1992. . . . . . . . . . . . . . .    $    474           $    320     $    --      $    323      $    471

(1) Represents reserves related to assets distributed under corporate reorganization (see Note 2 to the consolidated financial statements).