Form 10-Q
period 1995-03-31
OEC MEDICAL SYSTEMS INC
filed 1995-05-15
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

As of April 14, 1995, there were 12,566,896 shares of Common Stock ($.01 par value) outstanding.

PART I.           Financial Information

ITEM 1.           Financial Statements


                     OEC MEDICAL SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              (In thousands, except per share amounts)


                                                      1995           1994
                                                     -------       -------
Net sales
 Product                                             $19,033       $20,393
 Service                                               3,769         2,867
                                                     -------       -------
  Total net sales                                     22,802        23,260
                                                     -------       -------

Cost of sales
 Product                                              11,406        11,677
 Service                                               2,175         2,024
  Total cost of sales                                 13,581        13,701
                                                     -------       -------
  Gross margin                                         9,221         9,559
                                                     -------       -------

Operating Expenses
 Research and development                              1,923         2,412
 Marketing and sales                                   3,645         4,286
 Administrative, general and other                     1,766         1,352
                                                     -------       -------
  Total operating expenses                             7,334         8,050
                                                     -------       -------

Operating income                                       1,887         1,509

Interest income                                          133            87

Interest expense                                         (2)          (145)
                                                     -------       -------

Income before income taxes                             2,018         1,451

Income tax benefit                                       474           826
                                                     -------       -------

Net income                                             2,492         2,277
                                                     =======       =======

Net income per common and common equivalent share    $  0.20      $   0.18
                                                     =======       =======

Common and common equivalent shares                   12,574        12,564



                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                 (In thousands)

                                     ASSETS

                                                                  1995        1994
                                                                --------    --------
                                                               (UNAUDITED)

Current Assets:
 Cash and temporary cash investments                            $ 10,883     $ 7,608
 Accounts and notes receivable, net of
  allowances of $789 and $725, respectively                       20,869      24,289
 Inventories                                                      20,175      18,463
 Prepaid expenses and other current assets                           989         835
 Deferred income taxes                                             2,646       2,646
                                                                --------    --------
    Total current assets                                          55,562      53,841
Long-term receivables                                              1,108         903
Property and equipment, net                                       11,047      11,388
Cost in excess of net assets acquired, net of
 accumulated amortization of $7,061 and $6,901, respectively      11,335      11,495
Deferred income taxes                                              4,388       3,676
Other assets, net                                                    488         252
                                                                --------    --------
                                                                $ 83,928    $ 81,555
                                                                ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                               $  5,412     $ 5,158
 Accrued salaries and benefits                                     2,480       2,520
 Accrued warranty and installation costs                           1,155       1,115
 Deferred income and customer deposits                             5,159       5,228
 Income taxes payable                                                417         415
 Accrued legal fees and litigation settlements                     4,039       4,319
 Accrued distributor commissions                                   1,976       2,260
 Other accrued liabilities                                         1,820       1,627
                                                                --------    --------
    Total current liabilities                                     22,458      22,642
                                                                --------    --------


Stockholders' equity:
 Preferred stock, $.01 par value
  Authorized--2,000 shares, including 1,100 shares
   of convertible preferred stock, none outstanding
 Common stock, $.01 par value
  Authorized--30,000 shares
  Outstanding--12,567 and 12,482 shares, respectively                126         125
 Capital in excess of par value                                   74,273      73,783
 Accumulated deficit                                             (12,467)    (14,959)
 Treasury stock, 60 shares at cost                                  (345)         --
 Foreign currency translation adjustment                            (117)        (36)
                                                                --------    --------
    Total stockholders' equity                                    61,470      58,913
                                                                --------    --------
                                                                $ 83,928    $ 81,555
                                                                ========    ========



                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (In thousands)



                                                                 1995       1994
                                                               -------    -------
OPERATING ACTIVITIES:
 Net income                                                    $ 2,492    $ 2,277
 Adjustments to reconcile net income
  to net cash provided by operations:
  Depreciation and amortization                                    818        776
  Bad debt expense                                                  30         30
  Deferred income tax benefit                                     (604)      (884)
  Changes in current assets and liabilities:
   Accounts and notes receivable                                 3,390      5,103
   Inventories                                                  (1,712)    (1,424)
   Prepaid expenses and other current assets                      (154)        63
   Other assets                                                   (236)        --
   Accounts payable                                                254       (560)
   Note payable to related party                                    --        146
   Accrued salaries and benefits                                   (40)       (88)
   Accrued warranty and installation costs                          40       (528)
   Deferred income and customer deposits                           (69)       104
   Income taxes payable                                              2       (812)
   Accrued legal fees and litigation settlements                  (280)       118
   Accrued restructuring costs                                      --     (1,328)
   Accrued distributor commissions                                (284)      (826)
   Other accrued liabilities                                       193        776
                                                               -------    -------

  Net cash provided by operating activities                      3,840      2,943
                                                               -------    -------

INVESTING ACTIVITIES:
 Reduction (increase) in long-term receivables                    (205)       111
 Additions to property and equipment, net                         (317)    (1,020)
 Other                                                             (81)        (1)
                                                               -------    -------
  Net cash used by investing activities                           (603)      (910)
                                                               -------    -------

FINANCING ACTIVITIES:
 Sales of common stock, net                                        383         96
 Purchase of treasury stock                                       (345)        --
                                                               -------    -------
 Net cash provided by financing activities                          38         96
                                                               -------    -------

 Net increase in cash and temporary cash investments             3,275      2,129
 Cash and temporary cash investments at beginning of period      7,608      5,383
                                                               -------    -------
 Cash and temporary cash investments at end of period          $10,883    $ 7,512
                                                               =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                         $  2         --
 Cash paid during the period for income taxes                     $159       $146



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    During the three months ended March 31, 1995 and 1994, the Company increased its net deferred income tax asset by $712 and $1,803, respectively, as a result of reducing the valuation allowance on the deferred tax assets. Of the total $712 and $1,803 of valuation allowance reallocation, $108 and $884 was credited directly to stockholders' equity and $604 and $919 was recorded as a deferred tax benefit, respectively.

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 1995 and 1994

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1994, filed on Form 10-K on March 28, 1995.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:


                                      MARCH 31,     DECEMBER 31,
                                        1995            1994
                                      ---------     ------------
                                          (In thousands)
       Purchased parts and
        completed subassemblies        $ 9,059        $ 8,295
       Work-in-process                   3,369          3,281
       Finished goods                    6,436          5,661
       Service and repair parts          4,730          4,715
                                       -------        -------
       Total                            23,594         21,952
       Less:  reserves                  (3,419)        (3,489)
                                       -------        -------

       Net                             $20,175        $18,463
                                       =======        =======




3. As uncertainties regarding the Company's potential for utilization of its net operating loss carryforwards and tax credits are reduced, a portion of the reserves against its deferred tax asset are no longer required. As a result, reserves totaling $712,000 were reversed in the first quarter of 1995. Of this amount, $108,000 related to tax benefits arising out of the exercise of stock options in prior years and, as a result, were recognized in paid in capital and did not impact the consolidated statement of operations.

                           OEC MEDICAL SYSTEMS, INC.
              ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first quarter ended March 31, 1995, OEC Medical Systems, Inc. had net income of $2.5 million compared with net income of $2.3 million reported in the same period of 1994. The results for the first quarter of 1995 include a tax benefit of $.5 million, or $.04 per share as compared to $.8 million, or $.06 per share for the same period in 1994, from the reversal of certain reserves against deferred tax assets which were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993.

The following table sets forth OEC's operating results as a percent of net sales:


                                                           THREE MONTHS
                                                       --------------------
                                                       1995            1994
                                                       -----          -----
    Net sales
     Product                                            83.5%          87.7%
     Service                                            16.5%          12.3%
                                                       -----          -----
     Total net sales                                   100.0%         100.0%

    Cost of sales
     Product                                            50.0%          50.2%
     Service                                             9.5%           8.7%
                                                       -----          -----
     Total cost of sales                                59.6%          58.9%

     Gross margin                                       40.4%          41.1%
                                                       -----          -----

    Operating expenses:
     Research and development                            8.4%          10.4%
     Marketing and sales                                16.0%          18.4%
     Administrative, general and other                   7.8%           5.8%
                                                       -----          -----
     Total operating expenses                           32.2%          34.6%

    Operating income                                     8.8%           6.5%

    Net income                                          10.9%           9.8%


SALES AND MARKETS

Net product sales for the quarter ended March 31, 1995, were $19.0 million compared to net product sales of $20.4 million for the comparable period in 1994. Although revenue for C-Arms was on target, overall revenue was negatively impacted by the softness in the urology fixed room market, where system prices tend to be higher and are therefore subject to greater limitations on capital expenditures.

Service revenue increased 31% from $2.9 million to $3.8 million for the first quarter of 1995, primarily due to a higher capture rate of service contracts and more systems under service.

MARGIN ANALYSIS

OEC's gross margin expressed as a percentage of net sales was below the first quarter of last year. Although it had improved from the prior three quarters, the Company's gross margin is still below desired levels. The Company looks forward to continued gross margin improvement throughout the year as cost reduction efforts and efficiencies in manufacturing are realized.

OPERATING EXPENSES

Operating expenses were lower in the first quarter of 1995 at 32.2% of net sales as compared to 34.6% of net sales for the same period of 1994. This was a result of continuing efforts begun last year to reduce expenses. Research and development expense was also lower given the completion and introduction of the Uroview 2600. Sales and marketing expense was lower due to reduced commission expense as a result of fewer urology product sales.

Administrative expense was higher for the quarter versus the same period last year when an adjustment of excess restructuring reserves was taken.

INCOME TAXES

OEC has booked $.1 million provision for domestic income taxes in the first quarter of 1995. In addition, OEC booked a tax benefit of $.6 million or $.05 per share due to the reversal of certain reserves against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position continues to improve. At March 31, 1995, OEC had cash and temporary cash investments of $10.9 million. There are no current material commitments for capital expenditures.

Cash provided by operations for the first quarter of 1995 was $3.8 million, compared with $2.9 million provided by operations in the comparable period of 1994. Capital expenditures for the first quarter of 1995 totalled $.3 million, which was lower than 1994's capital expenditures of $1.0 million, which included additional tooling and fixtures associated with the new Series 9600 Mobile Digital Imaging System.

PART II.  Other information.

ITEM 1.   Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1994 or Form 10K filed with the Securities & Exchange Commission on March 28, 1995.

ITEM 6.  Exhibits

(a) The following exhibit (numbered in accordance with Item 601 of SEC Regulations S-K) is filed as part of this report:

Exhibit
Number     Description
- -------    -----------

 10.18 Termination Agreement between OEC Medical Systems, Inc. and David Rose dated March 25, 1995.

(b) Reports on Form 8-K

    Not applicable.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OEC MEDICAL SYSTEMS, INC.
(Registrant)



By  /s/ Randy W. Zundel

        Randy W. Zundel
        Chief Financial Officer
        (Principal Accounting Officer)

Date:  May 8, 1995

EXHIBIT 10.18

                          MUTUAL AGREEMENT AND RELEASE

     This Mutual Agreement and Release (the "Agreement") is made and entered into effective this 21st day of March, 1995 by and between David Rose ("Rose") and OEC Medical Systems, Inc. ("OEC").

     WHEREAS, issues have arisen between Rose and OEC concerning Rose's employment at OEC; and

     WHEREAS, Rose and OEC wish to resolve these issues amicably by providing a specified cash settlement in exchange for a release of any actual or potential claims Rose has or may have against OEC or entities affiliated with OEC;

     THE PARTIES AGREE AS FOLLOWS:

     1. Resignation of Rose. Rose's resignation as an officer and director of OEC is effective as of February 10, 1995.

     2.  Settlement. OEC and Rose agree as follows:

     (a)  OEC has paid to Rose the sum of $45,000;

     (b) Rose will remain an executive employee of OEC until the earlier to occur of (i) such time as Rose shall accept full or part time employment by another entity, or (ii) 12 months from the effective date of resignation ("Period of Salary Continuance"). During the Period of Salary Continuance, Rose will be entitled to receive and annual base compensation of $225,000 payable in bi-weekly installments. Should Rose accept full or part time employment before the expiration of said 12 months, OEC will pay to Rose the unpaid portion of $225,000 in a lump sum. During the period of his employment, Rose shall remain entitled to all medical, dental, vision and insurance benefits currently in effect, provided that there shall be no entitlement to any bonus or additional amount or type of compensation or benefit, whether or not the same are made available to officers or directors of OEC.

     (c) Rose acknowledges that, as at the effective date of his resignation, he has no remaining accrued vacation and/or sick pay, and further acknowledges that no vacation and/or sick pay shall accrue during the Period of Salary Continuance.

     (d) Rose shall remain entitled to the use of his company vehicle, a lap top computer and a laser printer through April 2, 1995.

     (e) Regardless of the length of Rose's employment, OEC agrees to the continued vesting of Rose's existing OEC stock options through August 10, 1995, at which time vesting shall cease; thereafter, all vested options shall be exercised no later than November 10, 1995, after which all unexercised options shall automatically terminate and expire.

     (f) OEC will withhold F.I.C.A., Federal and State Income Tax, all current normal employee withholding amounts from all payments hereunder and will reflect all such payment on Rose's Form W-2 and Tax Statement.

     (g) Should Rose not obtain re-employment within 12 months from the effective date of resignation, (i) Rose may elect to convert the medical coverages provided above under COBRA, which will provide coverages for an additional 18 months, and (ii) Senior Life Insurance shall continue for an additional period of 12 months.

     (h) During the Period of Salary Continuance, Rose will remain available to provide consulting Services to OEC as may be reasonably requested by OEC, not to exceed 20 hours per week.

     3.  Release; Additional Releases.

     (a) Release. In consideration of this settlement and the benefits provided in this Agreement, OEC and Rose each releases, holds harmless and forever discharges the other, and their respective successors, assigns, transferees, officers, employees, directors, representative, agents, attorneys, shareholders and parent, subsidiary or affiliated companies, as applicable, of and from any and all actions, claims, causes of action, suits, compensation, benefits, debts, contracts, controversies, agreements, promises, rights, damage or demand which he has, may have or ever will have, including but not limited to, any claim under state or federal statutory or common law, any claim arising out of or in connection with his employment or the termination thereof, and any claim based on an express or implied contract.

     (b) Additional Release. Rose further understands and agrees that in consideration of the foregoing,he is waiving any rights he may have had, or in the future may have, to pursue any and all remedies available to him under any employment-related causes of action, including, without limitation, claims of wrongful discharge, emotional distress, defamation, invasion of privacy, breach of contract, violation of the provisions of the Utah Anti-Discrimination Rights Act, as amended, the Equal Pay Act of 1963, as amended, the Civil Rights Act of 1964, as amended, and any other laws and regulations relating to employment discrimination.

     (c) Release of Unknown or Unsuspected Claims. OEC and Rose expressly waives the benefits of any rule or common law that provides, in sum or substance, that a release does not extend to claims which the party does not know or suspect to exist in his favor at the time of executing the release, which is known by him, would have materially affected his settlement with the other party.

     (d) Release of Age Discrimination Claims. Rose acknowledges and understands that he is releasing any and all claims or causes of action he had or may have under state and federal law concerning age discrimination, including but not limited to, the Age Discrimination in Employment Act of 1967, 29 U.S.C. Section 621 et seq. He further acknowledges that he has been advised to seek the advice of his own independent attorney, that he has been given 21 days in which to review and consider this Agreement and that he has been advised that he had an additional 7 days after he signs this Agreement to change his mind and renounce it without any penalty to himself. This Agreement will not become effective or enforceable until after this 7 day period has expired.

     (e) Waiver of Reinstatement or Future Employment. Rose waives any and all rights to reinstatement and agrees not to seek employment with OEC or any company affiliated with it.

     4. No Admission of Liability. By entering into this Agreement, OEC and Rose do not in any way admit or acknowledge liability for any allegation or claim by the other and specifically deny any such liability. The parties agree that nothing contained in this Agreement shall be treated or construed as an admission of liability or wrongdoing of any kind by them, and their respective predecessors, subsidiaries, affiliates, officers, directors, agents and employees.

     5.  Confidential, Non-competition, and Non-Assistance in Claims.

     (a) Rose and OEC each agrees that they will keep the substance of the negotiations, conditions and terms of this Agreement strictly confidential, except to financial advisors, who will be advised of the required confidentiality hereof and who shall agree expressly to be bound thereby, and as required by law. They further agree that they will be fully supportive of each other, both privately and publicly, and that they shall refrain from making any oral or written statement or comment disparaging or harmful to the other, and, in the case of OEC, to its products, management, financial or operating prospects. Rose and OEC further agree that they will not encourage, recommend, participate in or voluntarily assist in any legal or administrative claim against the other, its agents, officers, employees or affiliated companies, without exception.

     (b) Rose agrees that he will not accept employment or consultation in any capacity, whether full time or part time, with any manufacturer engaged in the medical c-arm x-ray and/or urology table business in the United States or Europe during this Agreement and for a period of one year following the termination of his employment with OEC.

     6. Severability. In the event any part of this Agreement is determined to be void or unenforceable, Rose and OEC agree that the remainder of the Agreement may be enforced to the fullest extent permitted by law.

     7. Disputes. In the event any dispute arises between the parties which in any way relates to this Agreement or Rose's employment with OEC, and which dispute cannot be resolve amicably, the parties agree that any litigation or administrative action shall take place in Salt Lake City, Utah. Except as expressly stated otherwise in this Agreement or required by law, each party shall be responsible for its own attorney's fees and costs incurred in the event of any such disputes. The law of Utah shall control.

     8. Complete Agreement. This Agreement sets forth the terms and conditions of an amicable settlement in full accord and satisfaction of all claims, controversies, issues or matters between Rose and OEC. This Agreement is executed in conjunction with a settlement of the above-referenced claims, but the scope of this settlement and release is broader than such claims. This Agreement sets forth the complete agreement between the parties. No other covenants or representations have been made or relied on by the parties, and no other consideration is due between the parties.

     9. Acknowledgement. Rose acknowledges that he has read and understands the foregoing provisions of this Agreement and that he is affixing his signature to it voluntarily and without coercion. He further acknowledges that he was given the opportunity by OEC to consult with counsel of his own choosing concerning the waivers contained in the Agreement, that he has done so, and that the waivers he has made are knowing, conscious and with full appreciation that he is forever foreclosed from pursuing any of the rights so waived.

     WHEREFORE, by the signature below, the parties acknowledge that they have read and understand the terms of this Agreement and are freely and voluntarily entering into it.


OEC MEDICAL SYSTEMS, INC.               DAVID ROSE


By    /S/ Ruediger Naumann-Etienne      By    /S/ D.J. Rose
      -----------------------------           ----------------------------
Title    Chairman                       Title
      -----------------------------           ----------------------------
Date     3/21/95                        Date     3/21/95
      -----------------------------           ----------------------------