Form 10-Q
period 1995-06-30
OEC MEDICAL SYSTEMS INC
filed 1995-08-11
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended              June 30, 1995
                                          ------------------------------------

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

                            Yes   X                No
                               ------                 ------

As of July 27, 1995, there were 12,597,799 shares of Common Stock ($.01 par value) outstanding.

     PART I.        Financial Information
     ITEM 1.        Financial Statements


                        OEC MEDICAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                (In thousands, except per share amounts)
                                   (unaudited)


                                                                    Three Months Ended                        Six Months Ended
                                                           June 30, 1995         June 30, 1994      June 30, 1995      June 30, 1994
                                                           -----------------------------------      --------------------------------
Net sales
  Product                                                     $22,444                 $16,200            $41,477            $36,593
  Service                                                       3,685                   3,184              7,454              6,051
                                                               ------                  ------              -----              -----
     Total net sales                                           26,129                  19,384             48,931             42,644
                                                               ------                  ------             ------             ------

Cost of sales
  Product                                                      13,373                  10,350             24,779             22,027

  Service                                                       2,061                   1,909              4,236              3,933
                                                               ------                  ------             ------             ------
     Total cost of sales                                       15,434                  12,259             29,015             25,960
                                                               ------                  ------             ------             ------
     Gross margin                                              10,695                   7,125             19,916             16,684
                                                               ------                  ------             ------             ------

Operating expenses
  Research and development                                      1,956                   2,088              3,879              4,500
  Marketing and sales                                           4,675                   3,775              8,737              8,061
  Administrative, general and other                             1,680                     937              3,029              2,289
                                                                -----                   -----              -----             ------
     Total operating expenses                                   8,311                   6,800             15,645             14,850
                                                                -----                   -----             ------             ------

Operating income                                                2,384                     325              4,271              1,834

Interest income                                                   169                      96                302                183
Interest expense                                                   (2)                    (77)                (4)              (222)
                                                                 -----                   -----              -----             ------

Income before income taxes                                      2,551                     344              4,569              1,795

Income tax benefit                                                211                      --                685                826
                                                                -----                     ---                ---               ----

Net income                                                     $2,762                  $  344             $5,254             $2,621
                                                                -----                    ----              -----              -----
                                                                -----                    ----              -----              -----

Net income per common and
  common equivalent share                                      $ 0.22                  $ 0.03             $ 0.42              $0.21
                                                               ------                  ------             ------              -----
                                                               ------                  ------             ------              -----

Common and
  common equivalent shares                                     12,511                  12,461             12,542             12,540




                             See Accompanying Notes

                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994
                                 (In thousands)

                                                               ASSETS
                                                                                                1995                          1994
                                                                                                ----                          ----
                                                                                             (Unaudited)
Current Assets:
  Cash and temporary cash investments                                                        $11,528                       $ 7,608
  Accounts and notes receivable, net of
    allowances of $615 and $725, respectively                                                 21,389                        24,289
  Inventories                                                                                 19,423                        18,463
  Prepaid expenses and other current assets                                                      969                           835
  Deferred income taxes                                                                        2,646                         2,646
                                                                                               -----                         -----
    Total current assets                                                                      55,955                        53,841
Long-term receivables                                                                          1,280                           903
Property and equipment, net                                                                   10,478                        11,388
Cost in excess of net assets acquired, net of
  accumulated amortization of $7,222 and $6,901, respectively                                 11,174                        11,495
Deferred income taxes                                                                          4,760                         3,676
Other assets, net                                                                                540                           252
                                                                                                 ---                           ---
                                                                                            $ 84,187                      $ 81,555
                                                                                              ------                        ------
                                                                                              ------                        ------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                          $  4,201                      $  5,158
  Accrued salaries and benefits                                                                2,526                         2,520
  Accrued warranty and installation costs                                                      1,231                         1,115
  Deferred income and customer deposits                                                        5,364                         5,228
  Income taxes payable                                                                           420                           415
  Accrued  legal fees and litigation settlements                                               4,062                         4,319
  Accrued distributor commissions                                                              2,183                         2,260
  Other accrued liabilities                                                                    1,941                         1,627
                                                                                               -----                         -----
    Total current liabilities                                                                 21,928                        22,642
                                                                                              ------                        ------


Stockholders' equity:
  Preferred stock, $.01 par value
    Authorized--2,000 shares, including 1,100 shares
    of convertible preferred stock, none outstanding
  Common stock, $.01 par value
    Authorized--30,000 shares
    Outstanding--12,566 and 12,482 shares, respectively                                          126                           125
  Capital in excess of par value                                                              74,275                        73,783
  Accumulated deficit                                                                         (9,706)                      (14,959)
  Treasury stock, 366 shares at cost                                                          (2,318)                           --
  Foreign currency translation adjustment                                                       (118)                          (36)
                                                                                               -----                         -----
    Total stockholders' equity                                                                62,259                        58,913
                                                                                              ------                        ------
                                                                                            $ 84,187                      $ 81,555
                                                                                              ------                        ------
                                                                                              ------                        ------





                             See Accompanying Notes

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (In thousands)

                                                                                                          1995                1994
                                                                                                          ----                ----
OPERATING ACTIVITIES:
  Net income                                                                                           $ 5,254             $ 2,621
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                                        1,691               1,558
    Bad debt expense                                                                                        60                  60
    Deferred income tax benefit                                                                           (976)               (884)
    Changes in current assets and liabilities:
      Accounts and notes receivable                                                                      2,840               4,960
      Inventories                                                                                         (960)             (3,034)
      Prepaid expenses and other current assets                                                           (134)                 25
      Other assets                                                                                        (288)                 --
      Accounts payable                                                                                    (957)                342
      Note payable to related party                                                                         --                (532)
      Accrued salaries and benefits                                                                          6                  38
      Accrued warranty and installation costs                                                              116                (680)
      Deferred income and customer deposits                                                                136                 379
      Income taxes payable                                                                                   5                (731)
      Accrued legal fees and litigation settlements                                                       (257)                 98
      Accrued restructuring costs                                                                           --              (1,280)
      Accrued distributor commissions                                                                      (77)               (816)
      Other accrued liabilities                                                                            313                 419
                                                                                                         -----               -----

    Net cash provided by operating activities                                                            6,772               2,543
                                                                                                         -----               -----

INVESTING ACTIVITIES:
  Reduction (increase) in long-term receivables                                                           (377)                245
  Additions to property and equipment, net                                                                (460)             (1,920)
  Other                                                                                                    (81)                (24)
                                                                                                          -----                ----
    Net cash used by investing activities                                                                 (918)             (1,699)
                                                                                                          -----             -------
                                                                                                          -----             -------

FINANCING ACTIVITIES:
  Sales of common stock, net                                                                               900                  97
  Purchase of treasury stock                                                                            (2,834)                 --
                                                                                                        -------             ------
  Net cash provided (used) by financing activities                                                      (1,934)                 97
                                                                                                        -------             ------

  Net increase in cash and temporary cash investments                                                     3,920                941
  Cash and temporary cash investments at beginning of period                                              7,608              5,383
                                                                                                          -----              -----

  Cash and temporary cash investments at end of period                                                  $11,528            $ 6,324
                                                                                                         ------              -----
                                                                                                         ------              -----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                                 $  4                  4
  Cash paid during the period for income taxes                                                             $303               $268
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended June 30, 1995 and 1994, the Company increased its net deferred income tax asset by $1,084 and $1,803, respectively, as a result of reducing the valuation allowance on the deferred tax assets.  Of the total $1,084 and $1,803 of valuation allowance reallocation, $108 and $919 was credited directly to stockholders' equity and $976 and $884 was recorded as a deferred tax benefit, respectively.



                             See Accompanying Notes

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             JUNE 30, 1995 AND 1994

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the six months ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1994, filed on Form 10-K on March 28, 1995.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                               June 30,             December 31,
                                                1995                   1994
                                                ----                   ----
                                                       (In thousands)
          Purchased parts and
             completed subassemblies        $  7,853                   $  8,295
          Work-in-process                      3,869                      3,281
          Finished goods                       6,545                      5,661
          Service and repair parts             4,959                      4,715
                                              ------                     ------

          Total                               23,226                     21,952
          Less:  reserves                     (3,803)                    (3,489)
                                              ------                     ------
          Net                               $ 19,423                   $ 18,463
                                              ------                     ------
                                              ------                     ------


3. As uncertainties regarding the Company's potential for utilization of its net operating loss carryforwards and tax credits are reduced, a portion of the reserves against its deferred tax assets are no longer required. As a result, reserves totaling $1,084,000 were reversed in the first half of 1995. Of this amount, $108,000 related to tax benefits arising out of the exercise of stock options in prior years and, as a result, were recognized in paid in capital and did not impact the consolidated statement of operations.

                            OEC MEDICAL SYSTEMS, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the second quarter and six months ended June 30, 1995, OEC Medical Systems, Inc. had net income of $2.8 million and $5.3 million, respectively, compared with net income of $.3 million and $2.6 million, respectively, for the same periods last year. The results for the six month period ended June 30, 1995 include a tax benefit of $.7 million, or $.05 per share from the reversal of certain reserves against deferred tax assets as compared to $.8 million or $.07 per share for the same period last year. These reserves were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993.

The following table sets forth OEC's operating results as a percent of net sales:

                                                                                Three Months                         Six Months
                                                                              1995        1994                    1995        1994
                                                                              ----        ----                    ----        ----
     Net sales
         Product                                                             85.9%       83.6%                   84.8%       85.8%
         Service                                                             14.1%       16.4%                   15.2%       14.2%
                                                                             -----       -----                   -----       -----
         Total net sales                                                    100.0%      100.0%                  100.0%      100.0%

     Cost of sales
         Product                                                             51.2%       53.3%                   50.6%       51.7%
         Service                                                              7.9%        9.9%                    8.7%        9.2%
                                                                             -----       -----                   -----       -----
         Total cost of sales                                                 59.1%       63.2%                   59.3%       60.9%

         Gross margin                                                        40.9%       36.8%                   40.7%       39.1%
                                                                             -----       -----                   -----       -----

     Operating expenses:
         Research and development                                             7.5%       10.8%                    7.9%       10.5%
         Marketing and sales                                                 17.9%       19.5%                   17.9%       18.9%
         Administrative, general and other                                    6.4%        4.8%                    6.2%        5.4%
                                                                             -----       -----                   -----       -----
         Total operating expenses                                            31.8%       35.1%                   32.0%       34.8%

     Operating income                                                         9.1%        1.7%                    8.7%        4.3%

     Net income                                                              10.6%        1.8%                   10.7%        6.1%





SALES AND MARKETS

Net product sales for the quarter and six months ended June 30, 1995, were $22.4 million and $41.5 million, respectively, compared to net product sales of $16.2 million and $36.6 million respectively, for the comparable periods of 1994.

Continuing competition and pressures associated with the ongoing healthcare and Medicare debate have impacted OEC's domestic C-Arm market, where orders were essentially flat. International orders continued to expand ahead of last year's based on positive acceptance of the Series 9600 Digital Mobile Imaging System. A renewed focus on the Series 2600 urology system resulted in a modest improvement for the first six months of 1995. Market pressures and competition are expected to continue domesticaly for the remainder of the year.

Service revenue for the quarter and six months ended June 30, 1995 was $3.7 million and $7.5 million, respectively, up from the previous year's $3.2 million and $6.1 million. Although growth slowed as a percentage increase from the previous quarter, service revenue remains on an upward trend.

MARGIN ANALYSIS

OEC's gross margin expressed as a percentage of net sales increased 4.1% for the second quarter and 1.6% for the six months when compared with the same periods in 1994. This increase was a result of continuing efforts to reduce product costs and improve manufacturing efficiency in regards to the Series 9600 Digital Mobile Imaging System.

Service expenses for the quarter against last year were up $.2 million but as a percentage of service revenue were down 4.0%. Expenses for the six month period were up $.3 million but as a percentage of service revenue were down 8.2% from the same six month period last year. The improved service margins were due to increased revenue and cost containment efforts.

OPERATING EXPENSES

Operating expenses were up $1.5 million for the second quarter and $.8 million for the six months of 1995 but as a percentage of net sales were 31.8% and 32.0% respectively, as compared to 35.1% and 34.8% for the same periods in 1994. The largest increase was in marketing and sales expense due to more commissions on higher sales. Expenses in the second quarter of 1994 included a credit of $750,000 which is the OEC portion of a litigation settlement paid by Acuson to Diasonics Ultrasound, Inc.


INCOME TAXES

OEC has booked $.2 million provision for domestic income taxes in the second quarter of 1995. In addition, OEC booked a tax benefit of $.4 million or $.03 per share due to the reversal of certain reserves against deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position continues to improve. At June 30, 1995, OEC had cash and temporary cash investments of $11.5 million, which is an increase of $3.9 million from year-end. This increase is net of the $2.8 million spent for the repurchase of 453,000 shares of its own stock.

Cash provided by operations for the six months of 1995 was $6.8 million, compared with $2.5 million provided by operations in the first six months of 1994.

Capital expenditures for the first six months of 1995 totaled $.5 million versus $1.9 million for the same period the previous year. The 1994 capital spending consisted primarily of additional tooling and fixtures associated with the new Series 9600 Mobile Digital Imaging System. There are no current material commitments for capital expenditures.


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



OEC MEDICAL SYSTEMS, INC.
(Registrant)






By:       /s/ Randy W. Zundel
          --------------------------

          Randy W. Zundel
          Chief Financial Officer
          (Principal Accounting Officer)


Date:  August 7, 1995