Form 10-Q
period 1995-09-30
OEC MEDICAL SYSTEMS INC
filed 1995-11-14
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     SEPTEMBER 30, 1995
                                             ----------------------
                                       OR

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

As of October 30, 1995, there were 12,787,321 shares of Common Stock ($.01 par value) outstanding.

PART I.        Financial Information
ITEM 1.        Financial Statements


                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (In thousands, except per share amounts)
                                   (unaudited)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPT. 30, 1995 SEPT. 30, 1994      SEPT. 30, 1995 SEPT. 30, 1994
                                        -----------------------------      -----------------------------
Net sales
     Product                               $21,571        $23,859             $63,048        $60,452
     Service                                 3,899          3,444              11,353          9,495
                                            ------         ------              ------         ------
          Total net sales                   25,470         27,303              74,401         69,947
                                            ------         ------              ------         ------

Cost of sales
     Product                                12,685         15,172              37,464         37,199
     Service                                 2,359          1,781               6,595          5,714
                                            ------         ------              ------         ------
          Total cost of sales               15,044         16,953              44,059         42,913
                                            ------         ------              ------         ------
          Gross margin                      10,426         10,350              30,342         27,034
                                            ------         ------              ------         ------

Operating expenses
     Research and development                1,942          1,888               5,821          6,388
     Marketing and sales                     4,391          4,133              13,128         12,194
     Administrative, general and other       1,315          1,733               4,344          4,022
                                            ------         ------              ------         ------
          Total operating expenses           7,648          7,754              23,293         22,604
                                            ------         ------              ------         ------

Operating income                             2,778          2,596               7,049          4,430

Interest income                                198             84                 500            267
Interest expense                                (5)           (30)                 (9)          (253)
                                            ------         ------              ------         ------

Income before income taxes                   2,971          2,650               7,540          4,444

Income tax benefit                             170            293                 855          1,119
                                            ------         ------              ------         ------
Net income                                  $3,141         $2,943              $8,395         $5,563
                                            ------         ------              ------         ------
                                            ------         ------              ------         ------


Net income per common and
     common equivalent share:               $ 0.25         $ 0.23              $ 0.67         $ 0.44
                                            ------         ------              ------         ------

Common and common equivalent shares         12,584         12,591              12,558         12,539




                                                       See Accompanying Notes

                                                               2 of 9


                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                 (In thousands)
                                   (unaudited)

                                     ASSETS

                                                         1995             1994
                                                         ----             ----
Current Assets:
     Cash and temporary cash investments              $14,891          $ 7,608
     Accounts and notes receivable, net of
       allowances of $583 and $725, respectively       21,143           24,289
     Inventories                                       19,356           18,463
     Prepaid expenses and other current assets          1,194              835
     Deferred income tax asset                          2,646            2,646
                                                       ------           ------
          Total current assets                         59,230           53,841
Long-term receivables                                   1,423              903
Property and equipment, net of accumulated
 depreciation of $11,238 and $9,288, respectively      10,096           11,388
Cost in excess of net assets acquired, net of
     accumulated amortization of $7,382 and $6,901,
     respectively                                      11,014           11,495
Deferred income tax asset                               5,090            3,676
Other assets                                              548              252
                                                       ------           ------
                                                     $ 87,401         $ 81,555
                                                       ------           ------
                                                       ------           ------


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                $  3,718         $  5,158
     Accrued salaries and benefits                      2,730            2,520
     Accrued warranty and installation costs            1,282            1,115
     Deferred income and customer deposits              5,294            5,228
     Income taxes payable                                 466              415
     Accrued legal fees and litigation settlements      4,115            4,319
     Accrued distributor commissions                    1,694            2,260
     Other accrued liabilities                          1,880            1,627
                                                       ------           ------
          Total current liabilities                    21,179           22,642
                                                       ------           ------

Stockholders' equity:
     Preferred stock, $.01 par value
          Authorized--2,000 shares,
          including 1,100 shares
          of convertible preferred stock,
          none outstanding
     Common stock, $.01 par value
          Authorized--30,000 shares
          Issued --12,714 and 12,482 shares,
          respectively                                    127              125
     Capital in excess of par value                    75,059           73,783
     Accumulated deficit                               (6,564)         (14,959)
     Treasury stock, 374 shares at cost                (2,375)              --
     Foreign currency translation adjustment              (25)             (36)
                                                       ------           ------
          Total stockholders' equity                   66,222           58,913
                                                       ------           ------
                                                     $ 87,401         $ 81,555
                                                       ------           ------
                                                       ------           ------





                             See Accompanying Notes

                                     3 of 9

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (In thousands)
                                   (unaudited)



                                                        1995             1994
                                                        ----             ----
OPERATING ACTIVITIES:
      Net income                                     $ 8,395          $ 5,563
      Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Depreciation and amortization                2,444            2,320
          Bad debt expense                                --               90
          Legal settlement recorded as reduction
              of note payable to related party            --             (750)
          Deferred income tax benefit                 (1,306)          (1,365)
          Changes in current assets and liabilities:
               Accounts and notes receivable           3,146            3,696
               Inventories                              (893)          (1,126)
               Prepaid expenses and other
                    current assets                      (359)             (23)
               Other assets                             (296)              --
               Accounts payable                       (1,440)              59
               Accrued salaries and benefits             210              175
               Accrued warranty and
                    installation costs                   167             (579)
               Deferred income and customer deposits      66              667
               Income taxes payable                       51             (556)
               Accrued legal fees and litigation
                    settlements                         (204)             119
               Accrued restructuring costs                --           (1,578)
               Accrued distributor commissions          (566)            (616)
               Other accrued liabilities                 253              535
                                                       -----            -----
          Net cash provided by operating activities    9,668            6,631
                                                       -----            -----

INVESTING ACTIVITIES:
     Reduction (increase) in long-term receivables      (520)             340
     Additions to property and equipment, net           (688)          (2,414)
     Other                                                29              (60)
                                                     -------          -------
          Net cash used by investing activities       (1,179)          (2,134)
                                                     -------          -------
FINANCING ACTIVITIES:
     Sales of common stock, net                        1,685              346
     Purchases of treasury stock                      (2,891)              --
     Payment on note payable to related party             --           (4,475)
                                                     -------          -------
     Net cash used by financing activities            (1,206)          (4,129)
                                                     -------          -------

     Net increase in cash and temporary
          cash investments                             7,283              368
     Cash and temporary cash investments
          at beginning of period                       7,608            5,383
                                                       -----            -----

     Cash and temporary cash investments
          at end of period                           $14,891          $ 5,751
                                                      ------            -----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest        $     9          $   250
     Cash paid during the period for income taxes    $   554          $   312
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:



During the nine months ended September 30, 1995 and 1994, the Company increased its net deferred income tax asset by $1,414 and $2,971, respectively, as a result of reducing the valuation allowance on the deferred tax assets. Of the total $1,414 and $2,971 of valuation allowance reallocation, $108 and $1,606 was credited directly to stockholders' equity and $1,306 and $1,365 was recorded as a deferred tax benefit, respectively.




                             See Accompanying Notes

                                     4 of 9

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1994, filed on Form 10-K on March 28, 1995.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:


                                             September 30,  December 31,
                                                  1995           1994
                                                  ----           ----
                                                     (In thousands)


               Purchased parts and
                  completed subassemblies     $ 8,294       $ 8,295
               Work-in-process                  3,957         3,281
               Finished goods                   6,519         5,661
               Service and repair parts         4,469         4,715
                                                -----         -----

               Total                           23,239        21,952
               Less:  reserves                 (3,883)       (3,489)
                                                -----         -----

               Net                            $19,356       $18,463
                                               ------        ------
                                               ------        ------



3. As uncertainties regarding the Company's potential for utilization of its net operating loss carryforwards and tax credits are reduced, a portion of the reserves against its deferred tax assets are no longer required. As a result, reserves totaling $1,414,000 were reversed in the first nine months of 1995. Of this amount, $108,000 related to tax benefits arising out of the exercise of stock options in prior years and, as a result, were recognized in paid in capital and did not impact the consolidated statement of operations.


                                     5 of 9

                            OEC MEDICAL SYSTEMS, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the third quarter and nine months ended September 30, 1995, OEC Medical Systems, Inc. had net income of $3.1 million and $8.4 million, respectively, compared with net income of $2.9 million and $5.6 million, respectively, for the same periods last year. The results for the nine month period ended September 30, 1995 include a tax benefit of $.9 million, or $.07 per share from the reversal of certain reserves against deferred tax assets as compared to $1.1 million or $.09 per share for the same period last year. These reserves were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993.

The following table sets forth OEC's operating results as a percent of net sales:



                                       Three Months               Nine Months
                                       1995      1994           1995      1994
                                       ----      ----           ----      ----
     Net sales
          Product                      84.69%    87.39%         84.74%    86.43%
          Service                      15.31%    12.61%         15.26%    13.57%
                                       ------    ------         ------    ------
          Total net sales             100.00%   100.00%        100.00%   100.00%

     Cost of sales
          Product                      49.81%    55.57%         50.36%    53.18%
          Service                       9.26%     6.52%          8.86%     8.17%
                                       ------    ------         ------     -----
          Total cost of sales          59.07%    62.09%         59.22%    61.35%

          Gross margin                 40.93%    37.91%         40.78%    38.65%

     Operating expenses:
          Research and development      7.62%     6.91%          7.83%     9.14%
          Marketing and sales          17.24%    15.14%         17.64%    17.43%
          Administrative, general and
               other                    5.16%     6.35%          5.84%     5.75%
                                       ------    ------         ------     -----
          Total operating expenses     30.02%    28.40%         31.31%    32.32%

     Operating income                  10.91%     9.51%          9.47%     6.33%

     Net income                        12.33%    10.78%         11.28%     7.95%




SALES AND MARKETS

Net product sales for the quarter and nine months ended September 30, 1995, were $21.6 million and $63.0 million, respectively, compared to net product sales of $23.9 million and $60.5 million respectively, for the comparable periods of 1994.

Continuing competition and pressures associated with the ongoing healthcare and Medicare debate have impacted OEC's domestic C-Arm market, where orders were essentially flat. International orders continued to expand ahead of

                                     6 of 9
last year based on positive acceptance of the Series 9600 Digital Mobile Imaging System. A renewed focus on the Series 2600 urology system resulted in a modest improvement for the first nine months of 1995. Increased market pressures and competition are expected to continue domestically for the forseeable future.

Service revenue for the quarter and nine months ended September 30, 1995 was $3.9 million and $11.4 million, respectively, up from the previous year's $3.4 million and $9.5 million.

MARGIN ANALYSIS

OEC's gross margin expressed as a percentage of net sales increased 3.0% for the third quarter and 2.1% for the nine months when compared with the same periods in 1994. This increase was a result of continuing efforts to reduce product costs and improve manufacturing efficiency in regards to the Series 9600 Digital Mobile Imaging System.

Service expenses for the quarter against last year were up $.6 million and $.9 million for the nine months. The majority of the increase was due to reserves and write-offs of field service inventory to bring it in line with current needs.

OPERATING EXPENSES

Operating expenses were slightly down for the third quarter and up $.7 million for the nine months of 1995. Sales and marketing had the largest increase of $0.3 million for the quarter and $0.9 million for the nine months. This was due
to increases in international sales coverage, mainly in Europe.   Domestically,
more resources were needed in the sales effort for demonstrations and customer training.

INCOME TAXES

OEC has booked $.2 million provision for domestic income taxes in the third quarter of 1995. In addition, OEC booked a tax benefit of $.4 million or $.03 per share due to the reversal of certain reserves against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position continues to improve. At September 30, 1995, OEC had cash and temporary cash investments of $14.9 million, which is an increase of $7.3 million from year-end.

Cash provided by operations for the nine months of 1995 was $9.7 million, compared with $6.6 million provided by operations in the first nine months of 1994.

Capital expenditures for the first nine months of 1995 totaled $.7 million versus $2.4 million for the same period the previous year. The 1994 capital spending consisted primarily of additional tooling and fixtures associated with the new Series 9600 Mobile Digital Imaging System. There are no current material commitments for capital expenditures.


PART II.  Other information.

ITEM 1.   Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1994 or Form 10K filed with the Securities & Exchange Commission on March 28, 1995.

                                     7 of 9

ITEM 6.   Exhibits

(a) The following exhibit (numbered in accordance with Item 601 of SEC Regulations S-K) is filed as part of this report:



Exhibit
Number    Description
--------  -----------

(b)       Reports on Form 8-K

          Not applicable.


                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)






By:       /S/ RANDY W. ZUNDEL
          -------------------------

     Randy W. Zundel
     Chief Financial Officer
     (Principal Accounting Officer)


Date:  November 6, 1995


                                     9 of 9