Form 10-K
period 1995-12-31
OEC MEDICAL SYSTEMS INC
filed 1996-04-01
CIK 317814

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          COMMISSION FILE NUMBER 1-9983

                           OEC MEDICAL SYSTEMS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                      94-2538512

    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)

       384 WRIGHT BROTHERS DRIVE                  84116
        SALT LAKE CITY, UTAH
(Address of principal executive offices)        (Zip Code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of Common Stock held by non-affiliates (based on the closing sales price on the New York Stock Exchange) on February 20, 1996 was approximately $125,689,856.

  As of February 20, 1996, there were 12,262,425 shares of Common Stock with $.01 par value outstanding.

Documents Incorporated by Reference:                              Form 10-K Part

(1) Portions of Definitive Proxy Statement
    to be mailed to stockholders in connection
    with the Registrant's 1996 Annual Meeting
    of Stockholders                                                   I, III

                          OEC MEDICAL SYSTEMS, INC.
                        1995 FORM 10-K ANNUAL REPORT
                           TABLE OF CONTENTS


PART I
Item 1.   Business                                               2
Item 2.   Properties                                             6
Item 3.   Legal Proceedings                                      6
Item 4.   Submission of Matters to a Vote of Security Holders    6
          Executive Officers of the Registrant                   6

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                    7
Item 6.   Selected Financial Data                                8
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8
Item 8.   Financial Statements and Supplemental Data             8
Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                    8

PART III
Item 10.  Directors and Executive Officers of Registrant         8
Item 11.  Executive Compensation                                 8
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                         8
Item 13.  Certain Relationships and Related Transactions         8

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                    9

                          OEC MEDICAL SYSTEMS, INC.

                         1995 FORM 10-K ANNUAL REPORT

                                   PART I

ITEM 1.   BUSINESS

   GENERAL. OEC develops, manufactures, markets, and services computer-based X-ray and fluoroscopic imaging systems for use in hospitals, out-patient clinics, and surgi-centers for intraoperative and interventional procedures.

   OEC was originally established in Indiana in 1942. In response to surgeons' need for improved methods to monitor and guide the implantation of the various internal fixation devices, OEC entered the medical X-ray imaging market in 1972. OEC was acquired by Diasonics, Inc. in October 1983 as a separate operating subsidiary. The Company was merged into Diasonics in September of 1993 as part of the restructuring in which the other operating businesses of Diasonics were spun off to shareholders and the Diasonics, Inc. name was changed to OEC Medical Systems, Inc. (the "Restructuring/Distribution").

   Today, OEC is recognized as the pioneer and continued domestic market leader of intraoperative/ interventional X-ray imaging systems. These systems combine radiographic and fluoroscopic imaging with digital image processing capabilities. X-rays are passed through the body and either recorded on radiographic film or passed through an image intensifier system and displayed as a real-time fluoroscopic image on a video monitor. Digital image processing of the fluoroscopic image improves the image quality, lowers X-ray dosage and results in reduced costs for a number of applications.

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

   OEC believes its international markets represent a significant growth opportunity and expects to expand its network of international distributors. Building on its leadership position in the U.S., OEC's focus is to become the worldwide leader for intraoperative and interventional fluoroscopy imaging. With this focus in mind, OEC has been investing in the future through research and development. The introduction of the Series 9600 Mobile Digital Imaging System in 1994, just two and half years after the introduction of the Series 9400 C-arm, the Uroview 2600 urology table, the Mini 6600 and the Compact 7600 all introduced in 1995, are the results of these investments.

   OEC's expanding presence in international markets is another example of the Company's investment in the future, having strengthened its wholly-owned subsidiaries in France, Germany, Italy and Switzerland with new personnel and training, and by designing its new products to be more appealing and acceptable to international customers. OEC also strengthened its international network in new markets in 1994 and 1995 by establishing new distributors or contracting with existing distributors in South America and the Pacific Rim. OEC intends to continue these activities during 1996.

   OEC'S PRODUCTS. The products produced by OEC consist of mobile X-ray imaging systems as well as fixed-room urological X-ray imaging systems.

   C-ARM PRODUCTS. In March 1994, OEC introduced the Series 9600 Mobile Digital Imaging System. This mobile imaging device can be wheeled from operating room to operating room to provide high quality, real-time fluoroscopic imaging for a wide variety of surgical and interventional procedures that require X-ray control.

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

   In response to the changes brought on by managed healthcare, OEC recently introduced two lower cost digital mobile X-ray machines - the Compact 7600 and Mini 6600. These smaller, lower cost machines are specifically designed to address the imaging requirements of outpatient surgery centers as well as other satellite surgery delivery sites. The move towards less invasive surgeries with accompanying shorter recovery times is driving the need for easy to operate, cost effective fluoroscopic guidance systems in all locations of the healthcare delivery.

   The Compact 7600 Digital Mobile C-Arm is a cost effective, simple to operate full-body imaging system that can be utilized for most routine, less complicated procedures. It's compact one-piece design (no separate monitor cart) allows for ease of transport, quick positioning and minimal storage requirements. Prices of the Compact 7600 range from $75,000 to $85,000.

   The Mini 6600 Digital Mobile C-Arm is a small, low-x-ray dose digital fluoroscopic imaging system that has been designed to provide high quality images of upper and lower extremities. Areas of use include hospital operating rooms and emergency rooms, outpatient surgery centers, speciality physician offices and veterinary clincs. Prices of the Mini 6600 range from $55,000 to $65,000.

   During 1995, 1994 and 1993 the OEC C-arm business represented 82%, 84% and 80% of total sales respectively.

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

   During 1995, 1994 and 1993 the OEC urology business represented 18%, 16% and 20% of total sales, respectively.

   QUALITY. In June 1994 the Company's Quality Assurance System received the Certificate of Compliance with ISO 9001, the international standard for quality assurance in design, development, production, installation and servicing.

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

   During 1995, 1994 and 1993, service revenue represented 15%, 13% and 11% of net sales respectively.

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

   COMPETITION. The market for mobile X-ray and urology products is highly competitive. Many of OEC's existing and potential competitors have substantially greater financial, marketing and technological resources. In the market for products similar to OEC's Series 9600 Mobile C-arm, OEC competes with General Electric Corporation, Siemens Medical Systems, Inc., Philips Medical Systems, Inc. and Toshiba Medical Systems, Inc. Competitive companies offering products similar to the Mini 6600 include Fluoroscan Imaging Systems, Inc. and XiTec, Inc. The Compact 7600 competes with a similar product from International Medical Systems, Inc. Competitive companies offering products similar to the UroView 2600 include Picker International, Inc., Dornier Medical Systems, Inc., and Liebel-Flarsheim Company. OEC competes on the basis of price, imaging quality, technological innovation, upgradeability, reliability, and quality of service and support.

   BACKLOG. At December 31, 1995, OEC's backlog was approximately $16.8 million, as compared with approximately $11.2 million at December 31, 1994. OEC includes in backlog only firm orders deliverable within 12 months. Backlog also includes service contract revenue which will be earned over the next twelve months.

   RESEARCH AND DEVELOPMENT. The medical imaging business involves rapid technological change and innovation. OEC believes the ability to use technological innovation to advance the clinical utility of diagnostic imaging has and will continue to be a significant factor in its success in competing in its marketplaces. OEC has continued to invest in research and development to identify solutions to the imaging requirements of the area of minimally invasive medical practices. This has led to a continuous release of both improvements in existing products and the introduction of the Series 9600 Mobile Digital Imaging System in 1994 along with the introduction in 1995 of the Uroview 2600, the Mini 6600 and the Compact 7600.

   During 1995, 1994, and 1993, OEC's research and development expenses totaled $7.7 million, $8.4 million and $8.7 million, respectively, representing 7.6%, 8.6% and 8.7% of net sales.

   EMPLOYEES. On December 31, 1995, OEC had approximately 505 employees. None of OEC's employees are covered by collective bargaining agreements, and OEC considers its employee relations to be satisfactory.

   ACQUISITIONS. During 1995, the Company purchased 19.8% ownership position in Barwig Medizinische Systeme GmbH (BMS), a German manufacturer of medical equipment. The Company was granted exclusive worldwide distribution rights for the 7600 C-Arm manufactured by BMS. During 1995, the Company has provided long-term working capital loans of approximately $1.0 million to BMS. The Company has the option until December 31, 1996 to convert a portion of the loans into 51.7% ownership of BMS. At December 31, 1995, this option had not been exercised.

   RISK FACTORS. OEC's future operating results are dependent on its ability to develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology medical products is complex and uncertain and requires innovative designs that anticipate customer needs, technological trends and healthcare shifts. There can be no assurance that the Company will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that technology will not be superseded by new discoveries or breakthroughs.

   Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent, trademark, copyright and trade secret protection for new technologies, products and processes. A loss of protection could have a material adverse effect on the Company's business.

   Major items that OEC currently purchases from others include video monitors, X-ray tubes, image intensifiers, CCD cameras and power supplies. Some of these parts and components are available from a limited number of single-source manufacturers or suppliers. While the Company believes any of these single-source items could be replaced over time, abrupt disruption in the supply of a part for a product could have a material adverse effect on the Company's production in cases where the existing inventory of the components is not adequate to meet the Company's demand for the component during such disruption and could have a material adverse effect on its financial condition and results of operations.

   The testing, marketing and sale of human healthcare products entails an inherent risk of product liability, and there can be no assurance that product liability claims will not be asserted against OEC. Although OEC has product liability insurance coverage, there can be no assurance that such coverage will provide adequate coverage against all potential claims.

   As a manufacturer of medical devices, OEC is subject to extensive and rigorous governmental regulation, principally by the FDA and corresponding state and foreign agencies. Failure to comply with FDA regulations could result in sanctions being imposed, including restrictions on the marketing of or recall of the affected products.

   OEC's facilities and manufacturing processes have been periodically inspected by the FDA and other agencies, but remain subject to audit from time to time. OEC continues to devote substantial human and financial resources to regulatory compliance and believes that it remains in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state agency will agree with OEC's positions, or that its GMP compliance will not be challenged at some subsequent point in time.

   OEC has received approval from the FDA and foreign regulatory authorities in the past, when required, to market its products. In general, the length of time for all reviews and approvals, most particularly from the FDA, has been lengthening and the review or approval process for medical devices has
become substantially more difficult and expensive.   Moreover, regulatory
approvals, when granted, may contain significant limitations on the standards due to unforeseen problems. To date, product reviews for medical imaging technologies have been obtained within three to twelve months. There can be no assurance that OEC will be able to obtain necessary regulatory approvals in the future, and delays in the receipt of or failure to receive such approvals, the loss of existing approvals or failure to comply with regulatory requirements could have a material adverse effect on the business, financial condition and results of operation of OEC.

   A portion of the Company's research and development activities, its corporate headquarters and other critical business operations are located near a major earthquake fault. The ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

   Although OEC believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price.

ITEM 2.   PROPERTIES.

   OEC owns its corporate headquarters and manufacturing facility of 105,000 square feet in Salt Lake City, Utah, and leases another 80,000 square feet of manufacturing in Warsaw, Indiana. The lease expires on June 30, 2000.

ITEM 3.   LEGAL PROCEEDINGS.

   In 1993, the Company announced that a $3.1 million judgment against the Company had been reversed on appeal. The original litigation was instituted in 1986 by a terminated distributor of the Company's products, and an initial unfavorable judgment was received in 1992. The Company established a full reserve for the judgment at that time, which with accrued interest totaled approximately $3.3 million as of December 31, 1992. The appellate decision has been appealed by the plaintiff. While the Company believes that the appellate decision will stand, no determination can be made as to whether some or all of the reserve should be reversed until all further appellate and related proceedings have finally been determined. As a result, at December 31, 1995 and 1994, the reserve with accrued interest totaled approximately $3.7 million.

   All but one of the pending lawsuits relating to the former MRI Division have been favorably resolved by dismissals, summary judgment or directed verdicts in favor of the Company. With respect to the sole exception, an action filed by Lenox Hills Leasing Associates, Toshiba America Medical Systems, Inc. ("Toshiba") has agreed to defend and indemnify the Company.
All of the pending actions, and any future actions related to the MRI Division, are the subject of an arbitration award in favor of the Company and against Toshiba. That arbitration award holds that, with certain limited exceptions not applicable to any of the pending actions, Toshiba is obligated to indemnify the Company for compensatory and punitive damages, if any, awarded against the Company in any action related to the former MRI Division and to reimburse the Company for its attorney's fees and expenses incurred in defending such actions, regardless of whether such actions allege intentional misconduct or fraud. This arbitration award was confirmed by a California trial court. Toshiba appealed, and the California Court of Appeals affirmed the ruling of the trial court in favor of the Company. Toshiba may seek further appellate review of the award. If the award is reversed, it will not effect the outcome of any of the pending actions, but will apply only to future filed actions. To the extent that the award is reversed and a future action is filed that would not be covered by the Company's indemnity or the arbitration award, the Company does not believe that an adverse outcome would have a material impact on its financial position or results of operations.

   OEC is also a defendant in other ordinary commercial litigation. In light of available insurance and reserves, management believes that such litigation will not have a material effect on OEC's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of fiscal year 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age   Position
- - ----                       ---   --------

Barry K. Hanover           41    Vice President, Engineering

Larry E. Harrawood         48    Vice President, Marketing

Gary N. Kilman             51    Vice President, Sales

Ruediger Naumann-Etienne   49    President and Chief Executive Officer

Randy W. Zundel            40    Chief Financial Officer

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

   Randy W. Zundel is the Chief Financial Officer. He was the Chief Operating Officer of the Company from February 1990 to September 1993. Prior to that he was Vice President, Operations from May 1987 to February 1990. Mr. Zundel has held various other positions with OEC since 1981. He is also a director of Orbtek, a start-up opthamalogy company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's common stock is presently traded on the New York Stock Exchange under the trading symbol OXE. Prices shown are the range of high and low closing prices per share on the New York Stock Exchange -- Composite Transactions, as reported by the Wall Street Journal. On February 20, 1996 the number of holders of record of common stock was 2,284.

                                                   Prices
        Quarter Ended:                    High      Low         Close
        -------------                     ----     ------       -----
        March 31, 1994 . . . . . . . .    7 3/4    6 1/8         6 3/8
        June 30, 1994. . . . . . . . .    6 3/8    5             5 1/2
        September 30, 1994 . . . . . .    6 7/8    5 1/4         6 5/8
        December 31, 1994. . . . . . .    6 7/8    5 3/4         6 1/2

        March 31, 1995 . . . . . . . .    5 7/8    5 5/8         5 7/8
        June 30, 1995. . . . . . . . .    7 3/4    7 3/4         7 3/4
        September 30, 1995 . . . . . .    8 3/8    8 1/8         8 1/8
        December 31, 1995. . . . . . .    9 7/8    9 3/4         9 3/4

   The Company has not paid any dividend on its common stock. The Company presently intends to retain all earnings for use in the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

   The table labeled "Five Year Summary" appearing as page 18 of Exhibit 13 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing as pages 19 through 21 of
Exhibit 13 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

   The Consolidated Financial Statements and Notes thereto appearing at pages 22 through 32 of Exhibit 13 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

   Information concerning the directors of the Company is incorporated by reference to the sections titled "Information with Respect to Nominees" and in the definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "1995 Proxy Statement"). Information regarding executive officers is set forth in Part I of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION.

   Information concerning management compensation is incorporated by reference to the section titled "Cash Compensation of Executive Officers" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information concerning the stock ownership of each person known to the Company to be a beneficial owner of five percent or more of the Company's Common Stock and management is incorporated by reference to the sections titled "Information with Respect to Nominees" and "Principal
Stockholders" in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information concerning relationships and related transactions is incorporated by reference to the section titled "Transactions with Management and Others" in the 1995 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  Index to Financial Statements

   The following consolidated financial statements of the Company are included in Exhibit 13 of this Form 10-K:

                                                                    Exhibit 13
                                                                     Page in
                                                                    ----------
Consolidated statements of operations for each of the
 three years in the period ended December 31, 1995                      22

Consolidated balance sheets at December 31, 1995 and 1994               23

Consolidated statements of stockholders' equity for each
 of the three years in the period ended December 31, 1995               24

Consolidated statements of cash flows for each of the
 three years in the period ended December 31, 1995                      25

Notes to consolidated financial statements                              26

Independent Auditors' Report                                            32

   2.  Index to Financial Statement Schedule

   All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

   3.  Index to Exhibits

   The following exhibits (numbered in accordance with Item 601 of SEC Regulation S-K) are filed as part of this report or are incorporated by reference as indicated below:


   Exhibit
    Number                       Description
  --------                       -----------

      2 Agreement and Plan of Merger. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

      3.1 Certificate of Incorporation, as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

      3.2 By-Laws, as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

      4 Rights Agreement, dated as of June 20, 1988, between Diasonics, Inc. and Bank of America NT&SA. Incorporated by reference to
           Exhibit 4.3 of the Diasonics, Inc. Form 8-K, filed August 1, 1988

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

    10.15 Form of Option Agreement to be generally used in connection with options having milestone provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

    10.16 Form of Option Agreement to be generally used in connection with automatic option grant program for non-employee directors. Incorporated by reference to the OEC Medical Systems, Inc.
           Form 10-K, filed March 30, 1994.

    10.17 Second Amendment, dated October 17, 1994, to Termination Agreement between Diasonics, Inc., and Stewart Carrell dated December 8, 1989.

    10.18 Termination Agreement between David Rose and OEC Medical Systems, Inc., dated March 21, 1995.

    10.19 Note and Stock Pledge Agreement between Ruediger Naumann-Etienne and OEC Medical Systems, Inc., dated September 5, 1995.

     13 Portions of the 1995 Annual Report to Shareholders, including Five Year Summary, Management's Discussion & Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.

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


                                     OEC MEDICAL SYSTEMS, INC.

                                By:          /s/ Randy W. Zundel
                                    ---------------------------------------
                                                 Randy W. Zundel
                                    VICE PRESIDENT & CHIEF FINANCIAL OFFICER

                             POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ruediger Naumann-Etienne and Allan W. May and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments
(including post-effective amendments) to this Report and form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Date:  March 28,  1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  /s/ Ruediger Naumann-Etienne     Chairman of the Board, President &    March 28, 1996
- - --------------------------------       Chief Executive Officer
      Ruediger Naumann-Etienne

  /s/ Gregory K. Hinckley                      Director                  March 28, 1996
- - -------------------------------
      Gregory K. Hinckley

      /s/ Benno P. Lotz                        Director                  March 28, 1996
- - -------------------------------
          Benno P. Lotz

      /s/ Allan W.  May                        Director                  March 28, 1996
- - -------------------------------
          Allan W.  May

     /s/ Chase N. Peterson                     Director                  March 28, 1996
- - -------------------------------
         Chase N. Peterson

      /s/ Randy W. Zundel                Principal Financial &           March 28, 1996
- - -------------------------------            Accounting Officer
          Randy W. Zundel
