Form 10-Q
period 1996-03-31
OEC MEDICAL SYSTEMS INC
filed 1996-05-15
CIK 317814

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996        .
                               ---------------------------------


                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

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

                        Yes   X                No
                            -----                ----


As of April 15, 1996, there were 12,887,862 shares of Common Stock ($.01 par value) outstanding.

Part I.        Financial Information

Item 1.        Financial Statements


                               OEC MEDICAL SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                       (In thousands, except per share amounts)


                                                   1996                 1995
                                                   ----                 ----


Net sales
  Product                                        $22,198               $19,033
 Service                                           3,985                 3,769
                                                 -------               -------

     Total net sales                              26,183                22,802
                                                  ------                ------


Cost of sales
 Product                                          13,202                11,406
 Service                                           2,443                 2,175
                                                  ------               -------

  Total cost of sales                             15,645                13,581
                                                  ------               -------

  Gross margin                                    10,538                 9,221
                                                  ------               -------


Operating Expenses
 Research and development                          2,105                 1,923
 Marketing and sales                               4,515                 4,062
 Administrative, general and other                 1,365                 1,349
                                                   -----                 -----

  Total operating expenses                         7,985                 7,334
                                                   -----                 -----


Operating income                                   2,553                 1,887

Interest income                                      188                   133
Interest expense                                      (2)                  (2)
                                                    -----              --------


Income before income taxes                         2,739                2,018

Income tax benefit                                    --                  474
                                                   ------             -------

Net income                                         2,739                2,492
                                                   =====               ======

Net income  per common and
 common equivalent share:                         $ 0.22               $ 0.20
                                                  ======               ======

Common and
 common equivalent shares                         12,523              12,574

                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (In thousands)

                                     ASSETS
                                                     1996               1995
                                                     ----               ----

                                                 (Unaudited)
Current Assets:
  Cash and temporary cash investments             $15,203            $16,584
  Accounts and notes receivable, net of
    allowances of $623 and $577, respectively      26,870             24,982
  Inventories                                      19,739             18,031
  Prepaid expenses and other current assets           949                885
  Deferred income taxes                             5,810              5,810
                                                 --------            -------

    Total current assets                           68,571             66,292
Long-term receivables                               1,635              1,002
Property and equipment, net                        10,712              9,868
Cost in excess of net assets acquired, net of
  accumulated amortization of $7,702 and
  $7,542, respectively                             10,694             10,854
Deferred income taxes                               2,898              2,898
Other assets, net                                     736                548
                                                 --------            -------

                                                  $95,246            $91,462
                                                  =======             ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $6,141           $  4,673
  Accrued salaries and benefits                     2,136              2,920
  Accrued warranty and installation costs           1,242              1,259
  Deferred income and customer deposits             6,409              5,511
  Income taxes payable                                216                412
  Accrued  legal fees and litigation settlements    3,659              3,793
  Accrued distributor commissions                   2,051              1,892
  Other accrued liabilities                         2,462              1,932
                                                    -----             ------

    Total current liabilities                      24,316             22,392
                                                   ------             ------



Stockholders' equity:
  Preferred stock, $.01 par value
    Authorized--2,000 shares, including
    1,100 shares         of convertible preferred stock,
    none outstanding
  Common stock, $.01 par value
    Authorized--30,000 shares
    Outstanding--12,886 and 12,789 shares,
    respectively                                      129                128
  Capital in excess of par value                   76,908             76,344
  Stock subscription receivable                      (210)              (210)
  Accumulated deficit                                (387)            (3,126)
  Treasury stock, 690 and 560 shares at
    cost, respectively                             (5,375)            (4,056)
  Foreign currency translation adjustment            (135)               (10)
                                                  -------           --------

    Total stockholders' equity                     70,930             69,070
                                                   ------             ------

                                                  $95,246           $ 91,462
                                                  =======             ======

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In thousands)

                                                        1996              1995
                                                        ----              ----

OPERATING ACTIVITIES:
   Net income                                         $2,739           $ 2,492
  Adjustments to reconcile net income
       to net cash provided by operations:
    Depreciation and amortization                        699               818
    Bad debt expense                                     (20)               30
    Deferred income tax benefit                           --              (604)
    Changes in current assets and liabilities:
         Accounts and notes receivable                (1,868)            3,390
         Inventories                                  (1,708)           (1,712)
         Prepaid expenses and other current assets       (64)             (154)
         Other assets                                   (188)             (236)
         Accounts payable                              1,468               254
         Accrued salaries and benefits                  (784)              (40)
         Accrued warranty and installation costs         (17)               40
         Deferred income and customer deposits           898               (69)
         Income taxes payable                           (196)                2
         Accrued legal fees and litigation settlements  (134)             (280)
         Accrued distributor commissions                 159              (284)
         Other accrued liabilities                       530               193
                                                      ------            ------


    Net cash provided by operating activities          1,514             3,840
                                                       -----             -----
INVESTING ACTIVITIES:
  Increase in long-term receivables                     (633)             (205)
  Additions to property and equipment, net            (1,383)             (317)
  Other                                                 (125)              (81)
                                                      -------             -----

    Net cash used by investing activities             (2,141)             (603)
                                                      -------             -----



FINANCING ACTIVITIES:
  Sales of common stock, net                             565               383
  Purchase of treasury stock                          (1,319)             (345)
                                                      -------            ------

  Net cash provided (used) by financing activities      (754)               38
                                                      -------           ------


  Net increase (decrease) in cash and temporary
    cash investments                                  (1,381)            3,275
  Cash and temporary cash investments at beginning of
    period                                            16,584             7,608
                                                      ------             -----


  Cash and temporary cash investments at end of
    period                                           $15,203          $ 10,883
                                                      ------            ------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest            $    2                 2
  Cash paid during the period for income taxes          $196              $159


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the three months ended March 31, 1995, the Company increased its net deferred income tax asset by $712, as a result of reducing the valuation allowance on the deferred tax assets. Of the total $712 of valuation allowance reallocation, $108 was credited directly to stockholders' equity and $ 604 was recorded as a deferred tax benefit.

                           OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1996 AND 1995


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1995, filed on Form 10-K on April 1, 1996.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                              March 31,           December 31,
                                                  1996                 1995
                                                  ----                 ----

                                                         (In thousands)
        Purchased parts and
           completed subassemblies              $7,889             $  8,190
        Work-in-process                          3,763                3,216
        Finished goods                           6,933                5,147
        Service and repair parts                 3,778                4,171
                                                 -----                -----


        Total                                   22,363               20,724
        Less:  reserves                         (2,624)              (2,693)
                                                ------              -------


        Net                                   $ 19,739             $ 18,031
                                                ======               ======




                           OEC MEDICAL SYSTEMS, INC.
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------


For the first quarter ended March 31, 1996, OEC Medical Systems, Inc. had net income of $2.7 million, compared with net income of $2.5 million, for the same period last year. The results for the three month period ended March 31, 1996 does not include any tax benefit compared with $.5 million of tax benefit from the reversal of certain reserves against deferred tax assets or $.04 per share for the same period last year. These reserves were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993.

The following table sets forth OEC's operating results as a percent of net sales:

        Three Months  Ended                 1996         1995
        -------------------                 ----         ----


    Net sales
        Product                           84.78%       83.47%
        Service                           15.22%       16.53%
                                        --------      -------

        Total net sales                  100.00%      100.00%

    Cost of sales
        Product                           50.43%        50.02%
        Service                            9.33%          9.54%
                                        --------       --------

        Total cost of sales               59.76%        59.56%

        Gross margin                      40.24%        40.44%

    Operating expenses:
        Research and development           8.04%          8.43%
        Marketing and sales               17.24%         17.81%
        Administrative, general and other  5.21%          5.92%
                                         -------        -------

        Total operating expenses          30.50%         32.16%

    Operating income                       9.75%          8.28%

    Net income                            10.46%        10.93%





Sales and Markets
- -----------------

Net product sales for the three months ended March 31, 1996, were $22.2 million, compared to net product sales of $19.0 million, for the comparable period of 1995.

OEC's domestic C-Arm market increased over the same quarter last year, however, competitive pressures remain high. International orders continued to expand ahead of last year based on positive acceptance of the Series 9600 Digital Mobile Imaging System. The introduction of the Series 2600 Uroview in the first quarter of 1995 and its associated marketing programs continued to produce further improvements in the Company's urology business for the first three months of 1996. Increased pricing pressures and competition in all product categories are expected to continue worldwide for the forseeable future.

Service revenue for the first quarter and three months ended March 31, 1996 was $4.0 million, up from the previous year's $3.8 million.


Margin Analysis
- ---------------

OEC's gross margin expressed as a percentage of net sales decreased .2% for the first quarter compared with the same period in 1995. This decrease was the result of continuing pricing pressures worldwide along with a larger percentage of international sales which have a higher discount rate compared to domestic. With the continuing growth in international business and ongoing pricing pressures domestically, the Company does not expect to see any improvements in gross margin during 1996.

Service expenses for the quarter against last year were up $.3 million for the three months. The increase is in line with the increase in service revenues.


Operating Expenses
- ------------------

Operating expenses were up $.7 million for the first quarter of 1996. Sales and marketing expense increased $.5 million for the quarter. This was due to increases in international sales coverage, mainly in Europe, as well as additional resources needed in the U.S. for demonstrations and marketing programs. Investments in R & D were up $.2 million, but the increase as a percent of net sales was down .4%. This is in line with the Company's strategy of reinvesting in the business.


Income Taxes
- ------------

OEC did not book any tax benefit in the first quarter of 1996 compared with $.5 million booked in 1995 from the reversal of certain reserves against deferred tax assets.


Liquidity and Capital Resources
- -------------------------------

Cash provided by operations for the three months of 1996 was $1.5 million, compared with $3.8 million provided by operations in the first three months of 1995.

The Company's cash position was reduced by $1.4 million over the prior quarter due to investments in property and equipment, long-term receivables and further stock repurchase which offset the cash provided by operations. At March 31, 1996, OEC had cash and temporary cash investments of $15.2 million.

Additions to property and equipment in the first three months amounted to $1.4 million. The primary addition was a new computer system to accomodate the Company's future requirements in line with growth expectations, as well as investments in manufacturing equipment. Part of the computer purchase price was deferred, resulting in an increase of accounts payable by $1 million.

The Company continued its stock repurchase program in the first quarter with purchases of 130,000 shares at a cost of $1.3 million.



Part II.          Other information.



Item 1.            Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1995 or Form 10-K filed with the Securities & Exchange Commission on April 1, 1996.


Item 6.                     Exhibits


(a)   Reports on Form 8-K

      Not applicable.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)


By: /s/Randy W. Zundel
    Chief Financial Officer
    (Principal Accounting Officer)


Date:  May 15, 1996