Form 10-Q
period 1996-06-30
OEC MEDICAL SYSTEMS INC
filed 1996-08-08
CIK 317814

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

                  Yes   X                No
                                           ----

As of July 15, 1996, there were 12,916,743 shares of Common Stock ($.01 par value) outstanding.


PART I.        Financial Information
ITEM 1.        Financial Statements



                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
          FOR THE QUARTER & SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In thousands, except per share amounts)



                            Quarter Ended June 30,     Six Months Ended June 30,
                             1996          1995              1996           1995

Net sales
  Product                  $26,465       $22,444          48,663       $41,477
  Service                    4,129         3,685           8,114         7,454
                            ------        ------          ------       -------
   Total net sales          30,594        26,129          56,777        48,931
                            ------        ------           ------       -------

Cost of sales
  Product                   15,491        13,373          28,693        24,779
  Service                    2,858         2,061           5,301         4,236
                            ------        ------          ------       -------
   Total cost of sales      18,349        15,434          33,994        29,015
                            ------        ------          ------       -------
   Gross margin             12,245        10,695          22,783        19,916
                            ------        ------          ------       -------

Operating Expenses
  Research and development   2,113         1,956           4,218         3,879
  Marketing and sales        5,265         4,675           9,780         8,737
  Administrative, general
   and other                 1,729         1,680           3,094         3,029
                            ------        ------          ------       -------
   Total operating expenses  9,107         8,311          17,092        15,645
                            ------        ------          ------       -------


Operating Income             3,138         2,384           5,691         4,271

Interest income                199           169             387           302
Interest expense                (1)           (2)             (3)           (4)
                            ------        ------         -------       -------


Income before
 income taxes                3,336         2,551           6,075         4,569

Income tax benefit              --           211              --           685
                            ------        ------         -------       -------
Net income                  $3,336        $2,762          $6,075        $5,254
                            ------        ------         -------       -------
Net income per common and
 common equivalent share    $ 0.26        $ 0.22          $ 0.48        $ 0.42
                            ------        ------         -------       -------

Common and common
 equivalent shares          12,795        12,511          12,783        12,542


                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996 AND DECEMBER 31, 1995
                              (In thousands)

                              ASSETS
                                                        1996           1995
                                                            (unaudited)
Current Assets:
 Cash and temporary cash investments                 $12,600         $16,584
 Accounts and notes receivable, net of
   allowances of $671 and $577, respectively          31,233          24,982
 Inventories                                          21,477          18,031
 Prepaid expenses and other current assets             1,377             885
 Deferred income taxes                                 6,996           5,810
                                                     -------         -------
    Total current assets                              73,683          66,292
Long-term receivables                                  1,573           1,002
Property and equipment, net                           11,017           9,868
Cost in excess of net assets acquired,
 net of accumulated amortization of
 $7,863 and $7,542, respectively                      10,533          10,854
Deferred income taxes                                  2,599           2,898
Other assets, net                                        719             548
                                                     -------         -------
                                                    $100,124         $91,462
                                                     -------         -------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                    $ 6,639        $  4,673
 Accrued salaries and benefits                         2,786           2,920
 Accrued warranty and installation costs               1,268           1,259
 Deferred income and customer deposits                 5,888           5,511
 Income taxes payable                                    258             412
 Accrued  legal fees and litigation settlements        3,794           3,793
 Accrued distributor commissions                       2,379           1,892
 Other accrued liabilities                             2,870           1,932
                                                     -------         -------
    Total current liabilities                         25,882          22,392


Stockholders' equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, including 1,100
    shares of convertible preferred stock,
    none outstanding
 Common stock, $.01 par value
    Authorized--30,000 shares
    Outstanding--12,889 and 12,789 shares,
    respectively                                         129             128
 Capital in excess of par value                       76,921          76,344
 Stock subscription receivable                          (210)           (210)
 Retained earnings/(Accumulated deficit)               2,949          (3,126)
 Treasury stock, 690 and 560 shares at cost,
 respectively                                         (5,375)         (4,056)
 Foreign currency translation adjustment                (172)            (10)
                                                      -------        -------
    Total stockholders' equity                        74,242          69,070
                                                      -------        -------
                                                    $100,124         $91,462
                                                     -------         -------

                           OEC MEDICAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (In thousands)

                                                       1996           1995
OPERATING ACTIVITIES:
 Net income                                          $ 6,075         $ 5,254
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                       1,420           1,691
   Bad debt expense                                      (45)             60
   Deferred income tax benefit                          (887)           (976)
   Changes in current assets and liabilities:
        Accounts and notes receivable                 (6,206)          2,840
        Inventories                                   (3,446)           (960)
        Prepaid expenses and other current assets       (492)           (134)
        Other assets                                    (171)           (288)
        Accounts payable                               1,966            (957)
        Accrued salaries and benefits                   (134)              6
        Accrued warranty and installation costs            9             116
        Deferred income and customer deposits            377             136
        Income taxes payable                            (154)              5
        Accrued legal fees and litigation settlements      1            (257)
        Accrued distributor commissions                  487             (77)
        Other accrued liabilities                        938             313
                                                     -------         -------

   Net cash provided (used) by operating activities     (262)          6,772
                                                     -------         -------

INVESTING ACTIVITIES:
 Increase in long-term receivables                      (571)           (377)
 Additions to property and equipment, net             (2,248)           (460)
 Other                                                  (162)            (81)
                                                      -------         -------
   Net cash used by investing activities              (2,918)           (918)
                                                      -------         -------
FINANCING ACTIVITIES:
 Sales of common stock, net                              578             900
 Purchase of treasury stock                           (1,319)         (2,834)
                                                     -------         -------
 Net cash used by financing activities                  (741)         (1,934)
                                                     -------         -------

 Net increase (decrease) in cash and
 temporary cash investments                           (3,984)          3,920
 Cash and temporary cash investments at
 beginning of period                                  16,584           7,608
                                                     -------         -------
 Cash and temporary cash investments at
 end of period                                       $12,600         $11,528
                                                     -------         -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest             $    3         $     4
 Cash paid during the period for
 income taxes                                            403             303

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended June 30, 1996 and 1995, the Company increased its net deferred income tax asset by $887 and $1,084, respectively, as a result of reducing the valuation allowance on the deferred tax assets. Of the total $887 and $1,084 of valuation allowance reallocation, $-0- and $108 was credited directly to stockholders' equity and $887 and $976 was recorded as a deferred tax benefit, respectively.


                           OEC MEDICAL SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                           JUNE 30, 1996 AND 1995

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1995, filed on Form 10-K on April 1, 1996.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:
                                                   June 30,       December 31,
                                                     1996             1995
                                                         (In thousands)
      Purchased parts and
         completed subassemblies                   $  8,720         $  8,190
      Work-in-process                                 3,724            3,216
      Finished goods                                  8,528            5,147
      Service and repair parts                        3,460            4,171
                                                     -------         -------
      Total                                          24,432           20,724
      Less:  reserves                                (2,955)          (2,693)
                                                     -------         -------
      Net                                          $ 21,477         $ 18,031



                           OEC MEDICAL SYSTEMS, INC.
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the second quarter and six months ended June 30, 1996, OEC Medical Systems, Inc. had net income of $3.3 million and $6.1 million, respectively, compared with net income of $2.8 million and $5.3 million, respectively, for the same periods last year. The results for the six month period ended June 30, 1996 does not include any tax benefit compared with $.7 million, or $.05 per share from the reversal of certain reserves against deferred tax assets for the same period last year. These reserves were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993.

The following table sets forth OEC's operating results as a percent of net sales:

                                              Three Months       Six Months
                                              1996    1995       1996     1995

    Net sales
      Product                                86.5%    85.9%      85.7%    84.8%
      Service                                13.5%    14.1%      14.3%    15.2%
                                            ------   ------     ------   ------
      Total net sales                       100.0%   100.0%     100.0%   100.0%

    Cost of sales
      Product                                50.6%    51.2%      50.6%    50.6%
      Service                                 9.4%     7.9%       9.3%     8.7%
                                            ------   ------     ------   ------
      Total cost of sales                    60.0%    59.1%      59.9%    59.3%

      Gross margin                           40.0%    40.9%      40.1%    40.7%
                                            ------   ------     ------   -----
    Operating expenses:
      Research and development                6.9%     7.5%       7.4%     7.9%
      Marketing and sales                    17.2%    17.9%      17.2%    17.9%
      Administrative, general
      and other                               5.7%     6.4%       5.5%     6.2%
      Total operating expenses               29.8%    31.8%      30.1%    32.0%
                                            ------   ------     ------   ------
    Operating income                         10.2%     9.1%      10.0%     8.7%

    Net income                               10.9%    10.6%      10.7%    10.7%

Sales and Markets

Net product sales for the quarter and six months ended June 30, 1996, were $26.5 million and $48.7 million, respectively, compared to net product sales of $22.4 million and $41.5 million respectively, for the comparable periods of 1995.
This reflects 18% and 19% increases, respectively, from the comparable periods of the prior year.

OEC's domestic product sales growth is attributed to the newly introduced products, the MINI 6600 and COMPACT 7600 C-arms. The 6600 is gaining market acceptance according to our expectations. The 7600 market penetration and acceptance is slightly below our plan. Continued increases in urology sales also contributed to the overall revenue performance. International product sales are ahead of last year by 22%. Although product sales have been steadily improving, continued competitive and pricing pressures in all product categories are expected to remain worldwide for the forseeable future.

Service revenue for the quarter and six months ended June 30, 1996 was $4.1 million and $8.1 million, respectively, up from the previous year's $3.7 million and $7.5 million.

Margin Analysis

OEC's gross margin expressed as a percentage of net sales decreased .9% for the second quarter and .6% for the six months when compared with the same periods in 1995. Ongoing improvement in manufacturing efficiency did not fully offset the impact of continuing increased competition and pricing pressures worldwide.

Service expenses for the quarter and six months were up $.9 million and $1.1 million, respectively, against last year. This increase is attributed to higher labor costs and less warranty credits due to increasing system reliability.

Operating Expenses

Research and development costs are up $.2 million and $.3 million, for the three and six months, respectively. This reflects our continuing investment in product improvements and development.

Marketing and sales are up $.6 million and $.1 million, respectively, for the three and six month periods. This increase is due primarily to increased commissions because of higher sales. Expressed as a percent of total sales the marketing and sales expense is down .5% for both periods.

Administration expense is basically flat for both periods.

Income Taxes

OEC did not book any tax benefit in the first half of 1996 compared with $.7 million booked in 1995 from the reversal of certain reserves against deferred tax assets.

Liquidity and Capital Resources

Cash used by operations for the six months of 1996 was $.3 million, compared with $6.8 million provided by operations in the first six months of 1995. The primary operational cash uses were increases in accounts receivable due to increased revenues, extended lease arrangements and increases in inventory to support increased production and provide additional demonstration units.

The Company's cash position was reduced by $4.0 million since December 31, 1995 due to investments in property and equipment, increase in receivables and ongoing stock repurchases. At June 30, 1996, OEC had cash and temporary cash investments of $12.6 million.

Additions to property and equipment in the first six months amounted to $2.2 million. The primary addition was a new computer system to accommodate the Company's future requirements in line with growth expectations, as well as investments in manufacturing equipment.


PART II.         Other information.


ITEM 1.          Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1995 or Form 10K filed with the Securities & Exchange Commission on April 1, 1996.

ITEM 6.                     Exhibits

    (a)          Reports on Form 8-K

                 Not applicable.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OEC MEDICAL SYSTEMS, INC.
(Registrant)






By: /s/ Randy W. Zundel
    Chief Financial Officer
    (Principal Accounting Officer)


Date:  July 29, 1996