Form 10-Q
period 1996-09-30
OEC MEDICAL SYSTEMS INC
filed 1996-11-14
CIK 317814

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
September 30, 1996

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

                  Yes   X                No
                                           ----

As of October 31, 1996, there were 13,119,049 shares of Common Stock ($.01 par value) outstanding.

Part I.        Financial Information
Item 1.        Financial Statements



                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (In thousands, except per share amounts)
                                  (unaudited)



                             Quarter Ended           Nine Months
                             September 30,       Ended September 30,
                            1995        1996     1995          1996

Net sales
Product                   $29,948     $21,571     $78,611     $63,048
Service                     4,079       3,899      12,193      11,353
                          -------     -------     -------     -------
 Total net sales           34,027      25,470     90,804      74,401
                          -------     -------     -------     -------
Cost of sales
 Product                   17,477      12,685      46,170      37,464
 Service                    2,927       2,359       8,228       6,595
                          -------     -------     -------     -------
 Total cost of sales       20,404      15,044      54,398      44,059
                          -------     -------     -------     -------
 Gross margin              13,623      10,426      36,406      30,342
                          -------     -------     -------     -------
Operating Expenses
 Research and development   2,229       1,942       6,447       5,821
 Marketing and sales        5,577       4,391      15,357      13,128
 Administrative, general
  and other                 2,116       1,315       5,210       4,344
                          -------     -------     -------    --------
 Total operating expenses   9,922       7,648      27,014      23,293
                          -------     -------     -------    --------

Operating income            3,701       2,778       9,392       7,049

Interest income               179         198         566         500
Interest expense               (5)         (5)         (8)         (9)
                          -------     -------     -------     -------
Income before income taxes  3,875       2,971       9,950       7,540

Income tax benefit             --         170          --         855
                          -------     -------     -------     -------
Net income                 $3,875      $3,141      $9,950      $8,395
                          =======     =======     =======     =======
Net income  per common
 and common equivalent
 share:                   $  0.30     $  0.25     $  0.78     $  0.67
                          =======     =======     =======     =======
Common and common
 equivalent shares         12,777      12,584      12,815      12,558



                              OEC MEDICAL SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (In thousands)

                              ASSETS
                                               1996           1995
                                           (Unaudited)
Current Assets:
 Cash and temporary cash investments         $13,889        $16,584
 Accounts and notes receivable, net of
   allowances of $854 and $577, respectively  32,134         24,982
 Inventories                                  23,870         18,031
 Prepaid expenses and other current assets     1,433            885
 Deferred income taxes                         7,967          5,810
                                             -------        -------
    Total current assets                      79,293         66,292
Long-term receivables                          1,607          1,002
Property and equipment, net                   11,385          9,868
Cost in excess of net assets acquired,
 net of accumulated amortization
 of $8,023 and $7,542, respectively           10,373         10,854
Deferred income taxes                          3,125          2,898
Other assets, net                                718            548
                                             -------        -------
                                            $106,501        $91,462
                                             =======        =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                             $7,454       $  4,673
 Accrued salaries and benefits                 3,666          2,920
 Accrued warranty and installation costs       1,747          1,259
 Deferred income and customer deposits         6,045          5,511
 Income taxes payable                             58            412
 Accrued  legal fees and litigation
  settlements                                  3,929          3,793
 Accrued distributor commissions               2,760          1,892
 Other accrued liabilities                     2,945          1,932
                                              ------         ------
    Total current liabilities                 28,604         22,392
                                              ------         ------

Stockholders' equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares,
    including 1,100 shares
    of convertible preferred stock,
    none outstanding
 Common stock, $.01 par value
    Authorized--30,000 shares
    Outstanding--12,919 and 12,789
    shares, respectively                         129            128
 Capital in excess of par value               77,168         76,344
 Stock subscription receivable                  (210)          (210)
 Retained earnings/(Accumulated deficit)       6,824         (3,126)
 Treasury stock, 729 and 560 shares at
  cost, respectively                          (5,842)        (4,056)
 Foreign currency translation adjustment        (172)           (10)
                                            --------        -------
    Total stockholders' equity                77,897         69,070
                                            --------        -------
                                            $106,501        $91,462
                                            ========        =======


                           OEC MEDICAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (In thousands)
                            (unaudited)
                                              1996           1995
OPERATING ACTIVITIES:
  Net income                                 $ 9,950        $ 8,395
 Adjustments to reconcile net income
      to net cash provided by
      operating activities:
   Depreciation and amortization               2,191          2,444
   Bad debt expense                              115             --
   Deferred income tax benefit                (2,384)        (1,306)
   Changes in current assets and liabilities:
        Accounts and notes receivable         (7,267)         3,146
        Inventories                           (5,839)          (893)
        Prepaid expenses and other
         current assets                         (548)          (359)
        Other assets                            (170)          (296)
        Accounts payable                       2,781         (1,440)
        Accrued salaries and benefits            746            210
        Accrued warranty and installation
         costs                                   488            167
        Deferred income and customer deposits    534             66
        Income taxes payable                    (354)            51
        Accrued legal fees and litigation
         settlements                             136           (204)
        Accrued distributor commissions          868           (566)
        Other accrued liabilities              1,013            253
                                              ------         ------
   Net cash provided by operating activities   2,260          9,668
                                              ------         ------
INVESTING ACTIVITIES:
 Increases in long-term receivables             (605)          (520)
 Additions to property and equipment, net     (3,227)          (688)
 Other                                          (162)            29
                                              ------         ------
   Net cash used by investing activities      (3,994)        (1,179)
                                              ------         ------
FINANCING ACTIVITIES:
 Sales of common stock, net                      825          1,685
 Purchases of treasury stock                  (1,786)        (2,891)
                                              ------         ------
 Net cash used by financing activities          (961)        (1,206)
                                              ------         ------
 Net increase (decrease) in cash and
  temporary cash investments                  (2,695)         7,283
 Cash and temporary cash investments
  at beginning of period                      16,584          7,608
                                             -------        -------
 Cash and temporary cash investments
  at end of period                           $13,889        $14,891
                                             -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest         $8             $9
 Cash paid during the period for
  income taxes                                $2,738           $554

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended September 30, 1995, the Company increased its net deferred income tax asset by $1,414, as a result of reducing the valuation allowance on the deferred tax assets. Of the total $1,414 of valuation allowance reallocation, $108 was credited directly to stockholders' equity and $1,306 was recorded as a deferred tax benefit.


                        OEC MEDICAL SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995
                             (unaudited)

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's financial statements for the year ended December 31, 1995, filed on Form 10-K on April 1, 1996.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                September 30,   December 31,
                                     1996           1995
                                               (In thousands)
   Purchased parts and
      completed subassemblies       $9,256         $ 8,190
   Work-in-process                   3,718           3,216
   Finished goods                   11,034           5,147
   Service and repair parts          3,896           4,171
                                   -------        --------
   Total                            27,904          20,724
   Less:  reserves                  (4,034)         (2,693)
                                   -------        --------
   Net                            $ 23,870        $ 18,031
                                   =======        ========


                           OEC MEDICAL SYSTEMS, INC.
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the third quarter and nine months ended September 30, 1996, OEC Medical Systems, Inc. had net income of $3.9 million and $9.9 million, respectively, compared with net income of $3.1 million and $8.4 million, respectively, for the same periods last year. The results for the nine month period ended September 30, 1996 has no tax expense or benefit compared to 1995 which had a $0.9 million benefit, or $.07 per share resulting primarily from the reversal of certain reserves against deferred tax assets. These reserves were established upon the adoption of Statement of Financial Accounting Standard No. 109 in the first quarter of 1993. As of September 30, 1996, the company has fully reversed its deferred tax reserve. Going forward, the company expects to accrue taxes at a 34% tax rate.

The following table sets forth OEC's operating results as a percent of net sales:

                              Three Months             Nine Months
                              1996    1995           1996       1995

  Net sales
    Product                   88.01%   84.69%        86.57%    84.74%
    Service                   11.99%   15.31%        13.43%    15.26%
                             ------   ------        ------     -----
    Total net sales          100.00%  100.00%       100.00%   100.00%

  Cost of sales
    Product                   51.36%   49.81%        50.85%    50.36%
    Service                    8.60%    9.26%         9.06%     8.86%
                             ------   ------        ------    ------
    Total cost of sales       59.96%   59.07%        59.91%    59.22%

    Gross margin              40.04%   40.93%        40.09%    40.78%

  Operating expenses:
    Research and development   6.55%    7.62%         7.10%     7.82%
    Marketing and sales       16.39%   17.24%        16.91%    17.65%
    Administrative, general
     and other                 6.22%    5.16%         5.74%     5.84%
                             ------   ------        ------    ------
    Total operating expenses  29.16%   30.02%        29.75%    31.31%
                             ------   ------        ------    ------
  Operating income            10.88%   10.91%        10.34%     9.47%

  Net income                  11.39%   12.33%        10.96%    11.28%


Sales and Markets

Net product sales for the quarter and nine months ended September 30, 1996, were $29.9 million and $78.6 million, respectively, compared to net product sales of $21.6 million and $63.0 million respectively, for the comparable periods of 1995. This reflects 39% and 25% increases, respectively.

The order rate for the company's core product, the Series 9600 Digital Mobile Imaging System, is ahead of last year both domestically and internationally.
The increase is a result of increased coverage and acceptance of the product in all regions. Growth in the sales of the Uroview 2600 contributed significantly to the overall revenue increase again this quarter and put that segment significantly ahead of prior years. Revenue from the newly introduced MINI 6600 and COMPACT 7600 C-arms also contributed to the overall revenue growth. The 6600 is gaining market acceptance in line with the company's expectations. However, the 7600 market penetration and acceptance has not yet met the company's plan. Although product sales have been improving, continued competitive pricing pressures in all product categories are expected to remain worldwide for the foreseeable future.

Service revenue for the quarter and nine months ended September 30, 1996 was $4.1 million and $12.2 million, respectively, up from the previous year's $3.9 million and $11.4 million. Revenue growth in service has slowed somewhat from prior years. The main reason is that independent service organizations and the consolidation of hospitals have taken away some of the service revenue opportunities.

Margin Analysis

OEC's gross margin expressed as a percentage of net sales decreased 0.9% for the third quarter and 0.7% for the nine months when compared with the same periods in 1995. Ongoing improvements in manufacturing efficiency did not fully offset the impact of continuing increased competition and pricing pressures.

Service expenses for the quarter and nine months were up against last year $0.6 million and $1.6 million, respectively. These increases are attributed to higher labor costs and lower warranty utilization due to increasing system reliability.

Operating Expenses

Research and development costs are up $0.3 and $0.6 million, for the three and nine month periods, respectively. This reflects our continuing investment in product development and improvements.

Marketing and sales are up $1.2 million and $2.2 million, respectively, for the three and nine month periods. This increase is due primarily to greater commissions because of higher sales, and increased costs associated with more coverage, both domestically and internationally, to obtain the higher revenue. Expressed as a percentage of total revenue, the marketing and sales expense is down 0.8% and 0.7%, respectively.

Administrative expenses are up $0.8 million and $0.9 million, for the three and nine months, respectively. The main reason for the increase in the third quarter was the cost associated with the implementation of the new computer system and the associated training costs. This will continue into the first quarter of 1997 but at lower levels.

Income Taxes

During 1996, the company has reversed the remaining balance of the valuation allowance for the deferred tax assets. The company believes that it will generate enough taxable income to fully utilize the deferred tax assets, primarily made up of tax credits, prior to their expiration. This reversal of the valuation allowance has offset the tax provisions required for federal and state income taxes. Going forward, the company expects to accrue tax expense at an estimated 34% tax rate.

Liquidity and Capital Resources

Cash provided by operations for the first nine months of 1996 was $2.3 million, compared to $9.7 million for the first nine months of 1995. The primary operational cash uses were increases in accounts receivable due to increased revenues and extended payment arrangements, inventory increases to support increased production and provide additional demonstration units and federal and state income taxes paid after net operating losses were fully utilized.

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

    None

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


Date:  November 12, 1996