Form 10-Q/A
period 1996-09-30
OEC MEDICAL SYSTEMS INC
filed 1996-12-06
CIK 317814

FORM 10-Q/A

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
                                  (unaudited)



                             Quarter Ended           Nine Months
                             September 30,       Ended September 30,
                            1996        1995     1996          1995

Net sales
Product                   $29,948     $21,571     $78,611     $63,048
Service                     4,079       3,899      12,193      11,353
                          -------     -------     -------     -------
 Total net sales           34,027      25,470      90,804      74,401
                          -------     -------     -------     -------
Cost of sales
 Product                   17,477      12,685      46,170      37,464
 Service                    2,927       2,359       8,228       6,595
                          -------     -------     -------     -------
 Total cost of sales       20,404      15,044      54,398      44,059
                          -------     -------     -------     -------
 Gross margin              13,623      10,426      36,406      30,342
                          -------     -------     -------     -------
Operating Expenses
 Research and development   2,229       1,942       6,447       5,821
 Marketing and sales        5,577       4,391      15,357      13,128
 Administrative, general
  and other                 2,116       1,315       5,210       4,344
                          -------     -------     -------    --------
 Total operating expenses   9,922       7,648      27,014      23,293
                          -------     -------     -------    --------

Operating income            3,701       2,778       9,392       7,049

Interest income               179         198         566         500
Interest expense               (5)         (5)         (8)         (9)
                          -------     -------     -------     -------
Income before income taxes  3,875       2,971       9,950       7,540

Income tax benefit             --         170          --         855
                          -------     -------     -------     -------
Net income                 $3,875      $3,141      $9,950      $8,395
                          =======     =======     =======     =======
Net income  per common
 and common equivalent
 share:                   $  0.30     $  0.25     $  0.78     $  0.67
                          =======     =======     =======     =======
Common and common
 equivalent shares         12,777      12,584      12,815      12,558



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


Date:  December 6, 1996