Form 10-K
period 1996-12-31
OEC MEDICAL SYSTEMS INC
filed 1997-03-27
CIK 317814

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

           Securities registered pursuant to Section 12(b) of the Act:
                  Listed on the New York Stock Exchange (NYSE)

                          Common Stock, $.01 par value

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such short period that the Registrant was required such reports and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of Common Stock held by non-affiliates (based on the closing sales price on the New York Stock Exchange) on February 20, 1997 was approximately $204,267,047.

    As of February 20, 1997, there were 12,379,821 shares of Common Stock with $.01 par value outstanding.

Documents Incorporated by Reference:                         Form 10-K Part

(1) Portions of Definitive Proxy Statement to
      be mailed to stockholders in connection with the
      Registrant's 1996 Annual Meeting of Stockholders          I, III

(2) Portions of the Annual Report to Shareholders for
      fiscal year ended December 31, 1996                           II

===============================================================================

                            OEC MEDICAL SYSTEMS, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
Item 1.      Business                                                                                       2
Item 2.      Properties                                                                                     6
Item 3.      Legal Proceedings                                                                              6
Item 4.      Submission of Matters to a Vote of Security Holders                                            6
             Executive Officers of the Registrant                                                           6

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                          7
Item 6.      Selected Financial Data                                                                        8
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations          8
Item 8.      Financial Statements and Supplemental Data                                                     8
Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure           8

PART III
Item 10.     Directors and Executive Officers of Registrant                                                 8
Item 11.     Executive Compensation                                                                         8
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                 8
Item 13.     Certain Relationships and Related Transactions                                                 9

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                               10

                            OEC MEDICAL SYSTEMS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                     PART I

Except for historical information, this discussion contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include:
Product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers, and the impact of managed care initiatives in the United States and the ability to increase operating margins on higher sales.

ITEM 1.      BUSINESS

       General. OEC develops, manufactures, markets, and services computer-based X-ray and fluoroscopic imaging systems for use in hospitals, out-patient clinics, and surgi-centers for intraoperative and interventional procedures.

       OEC was originally established in Indiana in 1942. In response to surgeons' need for improved methods to monitor and guide the implantation of the various internal fixation devices, OEC entered the medical X-ray imaging market in 1972. OEC was acquired by Diasonics, Inc. in October 1983 as a separate operating subsidiary. The Company was merged into Diasonics in September of 1993 as part of the restructuring in which the other operating businesses of Diasonics were spun off to shareholders and the Diasonics, Inc. name was changed to OEC Medical Systems, Inc. .

       Today, OEC is recognized as the pioneer and continued United States market leader of intraoperative/ interventional X-ray imaging systems. These systems combine radiographic and fluoroscopic imaging with digital image processing capabilities. X-rays are passed through the body and either recorded on radiographic film or passed through an image intensifier system and displayed as a real-time fluoroscopic image on a video monitor. Digital image processing of the fluoroscopic image improves the image quality, lowers X-ray dosage and results in reduced costs for a number of applications.

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

       Technical leadership, strong customer relationships, and a cost-effective product line have earned OEC the United States market share leadership position in the intraoperative and interventional X-ray imaging markets.

       OEC believes its international markets represent a significant growth opportunity and expects to expand its network of international distributors. Building on its leadership position in the U.S., OEC's focus is to become the worldwide leader for intraoperative and interventional fluoroscopy imaging. With this focus in mind, OEC has been investing in the future through research and development. The introduction of the Series 9600 Mobile Digital Imaging System in 1994, the Uroview 2600 urology table, the Mini 6600 and the Compact 7600 all introduced in 1995, are the results of these investments.

       OEC's expanding presence in international markets is another example of the Company's investment in the future, having strengthened its wholly-owned subsidiaries in France, Germany, Italy and Switzerland with new personnel and training, and by designing its new products to be more appealing and acceptable to international customers. OEC also strengthened its international network in new markets in 1994, 1995 and 1996 by establishing new distributors or contracting with existing distributors in South America and the Pacific Rim. OEC intends to continue to enhance and upgrade these areas during 1997.

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

       The modular architecture of the system allows the Series 9600 to be tailored to meet the needs of the surgeon. For example, the 9600 can be equipped with an expanded surgical package for general surgery and orthopedics. When equipped with a vascular special procedures module, it can perform complex subtraction angiography in the operating room, emergency room, or in radiology. The most advanced version of the Series 9600 can perform many of the tasks of a sophisticated, fixed-room digital X-ray system costing several times more than the Series 9600. Prices of the Series 9600 Mobile Digital Imaging System range from $100,000 to $230,000.

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

       The Mini 6600 Digital Mobile C-Arm is a small, low-x-ray dose digital fluoroscopic imaging system that has been designed to provide high quality images of upper and lower extremities. Areas of use include hospital operating rooms and emergency rooms, outpatient surgery centers, specialty physician offices and veterinary clinics. Prices of the Mini 6600 range from $55,000 to $65,000.

       During 1996, 1995 and 1994 the OEC C-arm business represented 77%, 82% and 84% of total sales respectively.

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

       During 1996, 1995 and 1994 the OEC urology business represented 23%, 18% and 16% of total sales, respectively.

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

       During 1996, 1995 and 1994, service revenue represented 13%, 15% and 13% of net sales respectively.

       Manufacturing. OEC's manufacturing operations are located in Salt Lake City, Utah, Warsaw, Indiana and as of January 1, 1997 Wendelstein, Germany. OEC owns sufficient property at its Salt Lake City site to expand its facilities if needed. OEC's products incorporate microprocessors for which proprietary software has been designed by OEC. OEC's Warsaw, Indiana facility manufacturers the sheet metal enclosures, the mechanical C-arm assembly and all major mechanical components for OEC's products. The electronics and imaging components are manufactured at OEC's Salt Lake City facility, which also performs final assembly and test of the finished devices. The Wendelstein, Germany facility manufactures the Compact 7600 and the Series 7600.

       Competition. The market for mobile X-ray and urology products is highly competitive. Many of OEC's existing and potential competitors have substantially greater financial, marketing and technological resources. In the market for products similar to OEC's Series 9600 Mobile C-arm, OEC competes with General Electric Corporation, Siemens Medical Systems, Inc., Philips Medical Systems, Inc. and Toshiba Medical Systems, Inc. Competitive companies offering products similar to the Mini 6600 include Fluoroscan Imaging Systems, Inc. Lunar Corporation, and XiTec, Inc. The Compact 7600 competes with a similar product from International Medical Systems, Inc. Competitive companies offering products similar to the UroView 2600 include Picker International, Inc., Dornier Medical Systems, Inc., and Liebel-Flarsheim Company. OEC competes on the basis of price, imaging quality, technological innovation, upgradeability, reliability, and quality of service and support.

       Backlog. At December 31, 1996, OEC's backlog was approximately $24.1 million, as compared with approximately $16.8 million at December 31, 1995. OEC includes in backlog only firm orders deliverable within 12 months. Backlog also includes service contract revenue which will be earned over the next twelve months.

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

       During 1996, 1995, and 1994, OEC's research and development expenses totaled $8.9 million, $7.7 million and $8.4 million, respectively, representing 6.9%, 7.6% and 8.6% of net sales.

       Employees. On December 31, 1996, OEC had approximately 550 employees. None of OEC's employees are covered by collective bargaining agreements, and OEC considers its employee relations to be satisfactory.

       Acquisitions. During 1995, the Company purchased 19.8% ownership position in Barwig Medizinische Systeme GmbH (BMS), a German manufacturer of medical equipment. The Company was granted exclusive worldwide distribution rights for the 7600 C-Arm manufactured by BMS. On January 1, 1997 the Company purchased the remaining outstanding shares of BMS, making it a wholly owned subsidiary of the Company.

      Risk Factors. The Company's business involves risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: Product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers, and the impact of managed care initiatives in the United States and the ability to increase operating margins on higher sales.

    Future operating results are dependent on the Company's' ability to develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology medical products is complex and uncertain and requires innovative designs that anticipate customer needs, technological trends and healthcare shifts. There can be no assurance that the Company will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that technology will not be superseded by new discoveries or breakthroughs, for example, the delay in introduction of the Series 9600 in 1994 which negatively impacted revenue and earnings for the year.

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

ITEM 2. PROPERTIES.

       OEC owns its corporate headquarters and manufacturing facility of 105,000 square feet in Salt Lake City, Utah, and leases another 80,000 square feet of manufacturing in Warsaw, Indiana. The lease expires on June 30, 2000. The Company leases 10,000 square feet of manufacturing in Wendelstein, Germany for the BMS operations. The lease expires in October 1998.


ITEM 3.      LEGAL PROCEEDINGS.

            Litigation was instituted against the Company by a terminated distributor in 1986. An unfavorable decision in the amount of $3.1 million was rendered by the trial court in 1992. As a result of that decision, the Company established a reserve for the judgment. The Company appealed the trial court decision on a number of grounds, and in November, 1993, the appellate court reversed the trial court and held for the Company on the ground that the distributor had released his claims against the Company in the settlement of other litigation and did not reach the other issues raised on appeal. The distributor filed a petition in the Indiana Supreme Court requesting that the court vacate the appellate court ruling and remand the case to the appellate court for consideration of the other issues raised on appeal. On December 31,1996, the Indiana Supreme Court reversed the ruling of the Indiana Circuit Court of Appeals and held that the trial court correctly determined that the release executed by the distributor did not release the Company. The case has been remanded back to the appellate court for consideration of the remaining issues raised on the appeal. While the Company believes that it will ultimately prevail, no determination can be made as to whether some or all of the reserve should be reversed. As of December 31, 1996, the reserve with accrued interest totaled approximately $4.1 million.

       All but one of the pending lawsuits relating to the former MRI Division have been favorably resolved by dismissals, summary judgment or directed verdicts in favor of the Company. With respect to the sole exception, an action filed by Lenox Hills Leasing Associates, Toshiba America Medical Systems, Inc. ("Toshiba") has agreed to defend and indemnify the Company. All of the pending actions, and any future actions related to the MRI Division, are the subject of an arbitration award in favor of the Company and against Toshiba. That arbitration award holds that, with certain limited exceptions not applicable to any of the pending actions, Toshiba is obligated to indemnify the Company for compensatory and punitive damages, if any, awarded against the Company in any action related to the former MRI Division and to reimburse the Company for its attorney's fees and expenses incurred in defending such actions, regardless of whether such actions allege intentional misconduct or fraud. This arbitration award was affirmed by a California trial court. Toshiba appealed, and the California Court of Appeals affirmed the ruling of the trial court in 1996. The California Supreme Court has declined to hear Toshiba's appeal of the favorable Court of Appeal's ruling.

       OEC is also a defendant in other ordinary commercial litigation. In light of available insurance and reserves, management believes that such litigation will not have a material effect on OEC's business or financial condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                             Age        Position
----                                             ---        --------
Barry K. Hanover                                 42         Chief Technical Officer and Executive Vice President
Larry E. Harrawood                               49         Vice President, Marketing
Gary N. Kilman                                   52         Vice President, Sales
Ruediger Naumann-Etienne                         50         President and Chief Executive Officer
Randy W. Zundel                                  41         Chief Operating Officer, Chief Financial Officer &
                                                            Executive Vice President

      Barry K. Hanover is the Chief Technical Officer and Executive Vice President, Engineering of the Company. He was appointed Chief Technical Officer in September 1996. He has been the Vice President, Engineering since December 1992. Previously, he was Director, Mechanical Engineering from October 1992 to December 1992. Prior to that, he was President of Hanover Engineering Services, an engineering consulting firm, from June 1992 to October 1992, and Vice President, Technical Development and member of the Board of Directors of Sarcos, Inc., a biomedical technology company from 1988 through 1992.

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

      Randy W. Zundel is an Executive Vice President and the Chief Operating Officer and the Chief Financial Officer of the Company. He was appointed Chief Operating Officer in September 1996. He has been the Chief Financial Officer of the Company since October 1993. He was the Chief Operating Officer from February 1990 to September 1993. Prior to that he was Vice President, Operations from May 1987 to February 1990. Mr. Zundel has held various other positions with OEC since 1981. He is also a director of Orbtek, a start-up opthamalogy company.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is presently traded on the New York Stock Exchange under the trading symbol OXE. Prices shown are the range of high and low closing prices per share on the New York Stock Exchange -- Composite Transactions, as reported by the Wall Street Journal. On February 20, 1997 the number of holders of record of common stock was 2,133.

                                                                                          Prices
                         Quarter Ended:                                    High            Low            Close
                         --------------                                    ----            ---            -----
               March 31, 1995.........................................    6 5/8           5 5/8           5 7/8
               June 30, 1995..........................................    8               5 5/8           7 3/4
               September 30, 1995.....................................    8 7/8           7 1/8           8 1/8
               December 31, 1995......................................   10 3/8           7 7/8           9 3/4


               March 31, 1996.........................................   13 3/4           9 1/2          11 3/4
               June 30, 1996..........................................   13 5/8          11 1/4          13 5/8
               September 30, 1996.....................................   13 1/2          10 3/4          12 1/2
               December 31, 1996......................................   16 7/8          12 1/4          15

       The Company has not paid any dividend on its common stock. The Company presently intends to retain all earnings for use in the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.      SELECTED FINANCIAL DATA.

       The table labeled "Five Year Summary" appearing as page 20 of Exhibit 13 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing as pages 21 through 24 of Exhibit 13 is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

       The Consolidated Financial Statements and Notes thereto appearing at pages 25 through 37 of Exhibit 13 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

       Information concerning the directors of the Company is incorporated by reference to the sections titled "Information with Respect to Nominees" and in the definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "1996 Proxy Statement"). Information regarding executive officers is set forth in Part I of this report.

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

ITEM 11.     EXECUTIVE COMPENSATION

       Information concerning management compensation is incorporated by reference to the section titled "Cash Compensation of Executive Officers" in the 1996 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning the stock ownership of each person known to the Company to be a beneficial owner of five percent or more of the Company's Common Stock and management is incorporated by reference to the sections titled "Information with Respect to Nominees" and "Principal Stockholders" in the 1996 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning relationships and related transactions is incorporated by reference to the section titled "Transactions with Management and Others" in the 1996 Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   1.  Index to Financial Statements

       The following consolidated financial statements of the Company are included in Exhibit 13 of this Form 10-K:

                                                                                                        Page in
                                                                                                       Exhibit 13
                                                                                                       ----------
Consolidated statements of operations for each of the three years in the
 period ended December 31, 1996.......................................................................     25

Consolidated balance sheets at December 31, 1996 and 1995.............................................     26

Consolidated statements of stockholders' equity for each of the three years in
  the period ended December 31, 1996..................................................................     27

Consolidated statements of cash flows for each of the three years in the
  period ended December 31, 1996......................................................................     28

Notes to consolidated financial statements............................................................     29

Independent Auditors' Report..........................................................................     37

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

3.  Index to Exhibits

             The following exhibits (numbered in accordance with Item 601 of SEC Regulation S-K) are filed as part of this report or are incorporated by reference as indicated below:

        Exhibit
        Number                         Description
        ------                         -----------
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

       10.14 Form of Option Agreement used in connection with options having service vesting provisions. Incorporated by reference to the OEC
              Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.15 Form of Option Agreement used in connection with options having milestone provisions. Incorporated by reference to the OEC Medical
              Systems, Inc. Form 10-K, filed March 30, 1994.

       10.16 Form of Option Agreement used in connection with automatic option grant program for non-employee directors. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed
              March 30, 1994.

       10.19 Note and Stock Pledge Agreement between Ruediger Naumann-Etienne and OEC Medical Systems, Inc., dated September 5, 1995.
              Incorporated by reference to the OEC Medical Systems, Inc. Form
              10-K, filed April 1, 1996.

       10.20 Form of Warrant Agreement used in connection with Warrants given to independent contractors for the purchase of common shares.

       10.21 Agreement, dated December 17, 1996, to acquire full ownership of Barwig Medizinische Systeme GmbH (BMS).

       13     Portions of the 1996 Annual Report to Shareholders, including Five
              Year Summary, Management's Discussion & Analysis of Financial
              Condition and Results of Operations, and Consolidated Financial
              Statements and Notes thereto.

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

                                   OEC MEDICAL SYSTEMS, INC.

                                   By:  /s/ Randy W. Zundel
                                      ---------------------------------
                                            Randy W. Zundel
                                      Executive Vice President &
                                      Chief Financial Officer

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

Date:  March 26,  1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      /s/ Ruediger Naumann-Etienne                    Chairman of the Board, President &           March 26, 1997
-----------------------------------------                   Chief Executive Officer
        Ruediger Naumann-Etienne


      /s/ Gregory K. Hinckley                                      Director                        March 26, 1997
-----------------------------------------
          Gregory K. Hinckley


           /s/ Benno P. Lotz                                       Director                        March 26, 1997
-----------------------------------------
              Benno P. Lotz


         /s/ Allan W. May                                          Director                        March 26, 1997
-----------------------------------------
            Allan W.  May


           /s/ Chase N. Peterson                                   Director                        March 26, 1997
-----------------------------------------
            Chase N. Peterson


        /s/ Randy W. Zundel                                  Principal Financial &                 March 26, 1997
-----------------------------------------                     Accounting Officer
            Randy W. Zundel

                                 EXHIBIT INDEX
      Exhibit
        No.                         Document

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

       10.14 Form of Option Agreement used in connection with options having service vesting provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.15 Form of Option Agreement used in connection with options having milestone provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.16 Form of Option Agreement used in connection with automatic option grant program for non-employee directors. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

       10.19 Note and Stock Pledge Agreement between Ruediger Naumann-Etienne and OEC Medical Systems, Inc., dated September 5, 1995. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed April 1, 1996.

       10.20 Form of Warrant Agreement used in connection with Warrants given to independent contractors for the purchase of common shares.

       10.21 Agreement, dated December 17, 1996, to acquire full ownership of Barwig Medizinische Systeme GmbH (BMS).

       13 Portions of the 1996 Annual Report to Shareholders, including Five Year Summary, Management's Discussion & Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.

       21     List of Subsidiaries.

       23     Independent Auditors' Consent.

       27     Financial Data Schedule (FDS) for Edgar Filing.