Form 10-Q
period 1997-03-31
OEC MEDICAL SYSTEMS INC
filed 1997-05-14
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                            Yes   X   No
                                 ---    ---

As of April 30, 1997, there were 13,251,573 shares of Common Stock ($.01 par value) outstanding.

Part I.       Financial Information
Item 1.       Financial Statements





                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands, except per share amounts)

                                            1997           1996
                                          --------       --------
Net sales
   Product                                $ 28,120       $ 22,198
   Service                                   4,194          3,985
                                          --------       --------
     Total net sales                        32,314         26,183
                                          --------       --------

Cost of sales
   Product                                  16,634         13,202
   Service                                   2,983          2,443
                                          --------       --------
     Total cost of sales                    19,617         15,645
                                          --------       --------
     Gross margin                           12,697         10,538
                                          --------       --------

Operating Expenses
   Research and development                  2,625          2,105
   Marketing and sales                       5,283          4,515
   Administrative, general and other         1,663          1,365
                                          --------       --------
     Total operating expenses                9,571          7,985
                                          --------       --------

Operating income                             3,126          2,553

Interest income                                255            188
Interest expense                                (3)            (2)
                                          --------       --------

Income before income taxes                   3,378          2,739
Income tax expense                           1,077           --
                                          --------       --------
Net income                                $  2,301       $  2,739
                                          ========       ========
Net income  per common and
   common equivalent share:               $   0.18       $   0.22
                                          ========       ========

Common and
   common equivalent shares                 13,072         12,523

                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (In thousands)

                                     ASSETS

                                                                       1997             1996
                                                                     ---------       ---------
                                                                    (Unaudited)
Current Assets:
    Cash and short-term cash investments                             $  14,983       $  17,103
    Accounts and notes receivable, net of
      allowances of $953 and $853, respectively                         32,402          33,191
    Inventories                                                         26,848          23,868
    Prepaid expenses and other current assets                            1,922           1,451
    Deferred income taxes                                                8,006           8,006
                                                                     ---------       ---------
        Total current assets                                            84,161          83,619

Long-term receivables                                                    1,243           1,627
Property and equipment, net                                             11,814          11,903
Cost in excess of net assets acquired, net of
    accumulated amortization of $8,426 and $8,183, respectively         11,622          10,213
Deferred income taxes                                                    3,695           3,879
Other assets, net                                                          729             705
                                                                     ---------       ---------
                                                                     $ 113,264       $ 111,946
                                                                     =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                 $   9,417       $   7,358
    Accrued salaries and benefits                                        2,732           4,127
    Accrued warranty and installation costs                              1,888           1,748
    Deferred income and customer deposits                                5,345           5,462
    Income taxes payable                                                   813             509
    Accrued  legal fees and litigation settlements                       4,195           4,062
    Accrued distributor commissions                                      2,133           2,891
    Other accrued liabilities                                            2,954           3,615
                                                                     ---------       ---------
        Total current liabilities                                       29,477          29,772
                                                                     ---------       ---------


Stockholders' equity:
    Preferred stock, $.01 par value
        Authorized--2,000 shares, including 1,100 shares
        of convertible preferred stock, none outstanding
    Common stock, $.01 par value
        Authorized--30,000 shares
        Outstanding -- 13,249 and 13,158 shares, respectively              132             132
    Capital in excess of par value                                      79,642          79,341
    Retained earnings                                                   12,087           9,786
    Treasury stock, 852 and 801 shares at cost, respectively            (7,679)         (6,850)
    Foreign currency translation adjustment                               (395)           (235)
                                                                     ---------       ---------
        Total stockholders' equity                                      83,787          82,174
                                                                     ---------       ---------
                                                                     $ 113,264       $ 111,946
                                                                     =========       =========

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                   (unaudited)

                                                                          1997           1996
                                                                        --------       --------
OPERATING ACTIVITIES:
     Net income                                                         $  2,301       $  2,739
     Adjustments to reconcile net income
         to net cash provided by operating activities:
       Depreciation and amortization                                         758            699
       Bad debt expense                                                     (270)           (20)
       Deferred income tax expense                                           184           --
       Current tax benefit attributable to stock options exercised           286           --
       Changes in current assets and liabilities, net of
         effects of purchase of subsidiary:
            Accounts and notes receivable, net                             1,201         (1,868)
            Inventories                                                   (2,254)        (1,708)
            Prepaid expenses and other current assets                       (389)           (64)
            Other assets, net                                               (213)          (188)
            Accounts payable                                               1,035          1,468
            Accrued salaries and benefits                                 (1,395)          (784)
            Accrued warranty and installation costs                          140            (17)
            Deferred income and customer deposits                           (117)           898
            Income taxes payable                                             304           (196)
            Accrued legal fees and litigation settlements                    133           (134)
            Accrued distributor commissions                                 (758)           159
            Other accrued liabilities                                     (1,190)           530
                                                                        --------       --------
       Net cash provided (used) by operating activities                     (244)         1,514

INVESTING ACTIVITIES:
    Decrease used in long-term receivables                                  (714)          (633)
    Additions to property and equipment                                     (304)        (1,383)
    Net cash acquired upon purchase of subsidiary                            116           --
    Other                                                                   (160)          (125)
                                                                        --------       --------
       Net cash used by investing activities                              (1,062)        (2,141)

FINANCING ACTIVITIES:
    Common stock issued under benefit plans                                1,015            565
    Repurchase of warrants                                                (1,000)          --
    Purchases of treasury stock                                             (829)        (1,319)
                                                                        --------       --------
    Net cash used by financing activities                                   (814)          (754)

    Net decrease in cash and short-term cash investments                  (2,120)        (1,381)
    Cash and short-term cash investments at beginning of period           17,103         16,584
                                                                        --------       --------

    Cash and short-term cash investments at end of period               $ 14,983       $ 15,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                            $      3       $      2
    Cash paid during the period for income taxes                        $    303       $    196

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the quarter ended March 31, 1997, the Company increased its ownership in BMS from 19.8% to 100% as follows:
     Original 19.8% interest                                            $    190
     January 1, 1997 transactions:
      Cash payment                                                           193
      Options granted                                                        274
      Loans converted to equity                                              615
                                                                        --------
        Total investment                                                   1,272
     Net liabilities acquired                                                380
                                                                        --------
    Total purchase price in excess of net liabilities acquired          $  1,652
                                                                        ========




                            (See Accompanying Notes)

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (unaudited)

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996, filed on Form 10-K on March 27, 1997.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:



                                               March 31,    December 31,
                                                 1997           1996
                                              --------       --------
                                                     (In thousands)
              Purchased parts and
                 completed subassemblies      $ 12,549       $ 10,432
              Work-in-process                    3,730          3,097
              Finished goods                     1,072          2,023
              Demonstration equipment            9,911          8,203
              Service and repair parts           4,147          4,475
                                              --------       --------

              Total                           $ 31,409       $ 28,230
              Less:  reserves for excess        (4,561)        (4,362)
                 and obsolete inventory       --------       --------

              Net                             $ 26,848       $ 23,868

       * Certain prior year amounts have been reclassified to conform with the current year's presentation.

3. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This standard establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board Opinion (APB) Opinion No. 5. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entries with complex capital structures.

       Under the new statement, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

       SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $0.19 for the quarter ended March 31, 1997, compared to $0.22 for the same period in 1996. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $0.18 for the quarter ended March 31, 1997.

                            OEC MEDICAL SYSTEMS, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information, this discussion contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include those described in the "Risk Factors" section on page 8 of this Form 10-Q.

Results of Operations

For the quarter ended March 31, 1997, OEC Medical Systems, Inc. had net income of $2.3 million, compared with net income of $2.7 million for the same period last year. The results for the three month period ended March 31, 1997 reflect tax expense of $1.1 million, as compared to the same period in 1996, in which the Company had no tax expense. Operating income improved from $2.6 million in 1996 to $3.1 million in 1997.

The following table sets forth OEC's operating results as a percent of net sales:

                                                                    Three Months
                                                                  1997         1996
                                                                 ------       ------
         Net sales
                       Product                                    87.02%       84.78%
                       Service                                    12.98%       15.22%
                                                                 ------       ------
                       Total net sales                           100.00%      100.00%

                       Cost of sales
                       Product                                    51.48%       50.43%
                       Service                                     9.23%        9.33%
                                                                 ------       ------
                       Total cost of sales                        60.71%       59.76%
                       Gross margin                               39.29%       40.24%

              Operating expenses:
                       Research and development                    8.12%        8.04%
                       Marketing and sales                        16.35%       17.24%
                       Administrative, general and other           5.15%        5.21%
                                                                 ------       ------
                       Total operating expenses                   29.62%       30.50%
                                                                 ------       ------

              Operating income                                     9.67%        9.75%

              Net income                                           7.12%       10.46%

Sales and Markets

Net sales for the quarter ended March 31, 1997, were $32.3 million, compared to net sales of $26.2 million for the comparable period of 1996. This reflects a 23% increase. Product sales for the quarter ended March 31, 1997 were $28.1 million, compared to product sales of $22.2 million for the same quarter last year.

The order rate for the company's core product, the Series 9600 Digital Mobile Imaging System, is ahead of last year, both domestically and internationally. The increase is a result of increased sales coverage and market acceptance of the product in all regions along with growth in sales of the Series 9600 12" image intensifier option. This system offers a wider field-of-view needed for some existing procedures as well as new applications such as aortic stent graph placement. Sales and bookings for the Uroview 2600 were basically flat quarter to quarter. Revenue from the newly introduced MINI 6600 and COMPACT 7600 C-arms contributed to the overall revenue growth from the same period last year. The 6600 is gaining market share in line with the company's expectations, and the 7600 market acceptance has improved and is now in line with expectations. Although product sales have been improving, continued competitive pricing pressures worldwide in all product categories are expected to remain for the foreseeable future.

Service revenue for the quarter ended March 31, 1997 was $4.2 million, up from the previous year's $4.0 million. Revenue growth in service has slowed somewhat from prior years. The main reason is that independent service organizations and the consolidation of hospitals have taken away some of the service revenue opportunities.

Margin Analysis

OEC's gross margin expressed as a percentage of net sales decreased 0.95% for the first quarter when compared with the same period in 1996. Ongoing improvements in manufacturing efficiency did not fully offset the impact of continuing pricing pressures in all product lines.

Service expenses for the quarter were up against last year by $0.5 million. These increases are attributed to higher labor costs and lower warranty utilization due to increasing system reliability.

Operating Expenses

Research and development costs are up $0.5 million for the three month period compared to the prior year. This reflects the Company's continuing investment in product development and improvements such as the recently introduced Series 9600 Cardiac system.

Marketing and sales expenses are up $0.8 million for the three month period compared to the prior year. This increase is due primarily to greater commissions because of higher sales and increased costs associated with additional sales coverage, both domestically and internationally, to obtain the higher revenue. The Company recorded expense of $0.4 million due to unrealized currency translation losses in the first quarter. Expressed as a percentage of total revenue, the marketing and sales expense was down 0.89%.

Administrative expenses are up $0.3 million for the three months compared to the prior year. The main reason for the increase in the first quarter was the cost associated with the implementation of a new computer system and associated training costs. These costs are expected to continue into the second and third quarters of 1997 but at lower levels.

Income Taxes

During the first quarter of 1997, the Company recorded $1.1 million of tax expense, compared to no tax expense in the first quarter of 1996 as the reversal of the valuation allowance for deferred tax assets in that quarter had offset the tax provisions required for federal and state income taxes. During 1996, the company has reversed the remaining balance of the valuation allowance for the deferred tax assets. The company believes that it will generate enough taxable income to fully utilize the deferred tax assets, primarily made up of tax credits, prior to their expiration.

Liquidity and Capital Resources

Cash used by operations for the first three months of 1997 was $0.2 million, compared to cash provided of $1.5 million for the first three months of 1996. The primary operational cash usage was for inventory increases to support increased production due to the broadened product line and to provide additional demonstration units.

A stock repurchase program of 750,000 shares of its outstanding common stock was announced December 1994 and the authorized amount was increased to 1,250,000 shares January 1996. As of March 31, 1997, 939,983 shares have been repurchased at a cost of $8,194,688 of which 87,983 were retired and 852,000 shares were recorded as treasury stock. Also, $1.0 million was used to buy back warrants to purchase common stock from PaineWebber R&D Partners II, L.P.

The Company plans building additions to its Salt Lake City facility in 1997 in the amount of $3.0 million with work commencing in the second quarter of 1997 and completion by year-end. This building expansion is for increased manufacturing capacity.

OEC believes that it has sufficient liquidity and anticipated cash flow to meet its obligations in 1997. In addition, OEC continues to carry an unused $10 million line of credit.


Risk Factors

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

PART II.  Other information.

ITEM 1.   Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1996 or Form 10K filed with the Securities & Exchange Commission on March 27, 1997.

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

          10.19     Note and Stock Pledge Agreement between Ruediger
                    Naumann-Etienne and OEC Medical, Inc., dated September 5,
                    1995. Incorporated by reference to the OEC Medical Systems,
                    Inc. Form 10- K, filed April 1, 1996.

          10.20 Form of Warrant Agreement used in connection with grant to independent contractors for the purchase of common shares.
                    Incorporated by reference to the OEC Medical Systems, Inc.
                    Form 10-K, filed March 27, 1997.

          10.21 Agreement, dated December 17, 1996, to acquire full ownership of Barwig Medizinische Systeme GmbH (BMS).
                    Incorporated by reference to the OEC Medical Systems, Inc.
                    Form 10-K, filed March 27, 1997.


          10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D
                    Partners II, L.P., filed herein.

          21        List of Subsidiaries, filed herein.

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



OEC MEDICAL SYSTEMS, INC.
(Registrant)






By:  /s/ Randy W. Zundel
    --------------------------------
     Randy W. Zundel
     Chief Financial Officer
     (Principal Accounting Officer)


Date:  May 13, 1997

                                 EXHIBIT INDEX

          Exhibit
            No.                      Description
         -------                     -----------

          10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D
                    Partners II, L.P., filed herein.

          21        List of Subsidiaries, filed herein.

          27        Financial Data Schedule (FDS) for Edgar Filing.