Form 10-Q
period 1997-06-30
OEC MEDICAL SYSTEMS INC
filed 1997-08-08
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                              Yes [X]     No[ ]

As of July 31, 1997, there were 13,344,787 shares of Common Stock ($.01 par value) outstanding.

PART I. Financial Information
ITEM 1. Financial Statements


                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
              FOR THE QUARTER & SIX MONTHS ENDED JUNE 30, 1997 AND
                  1996 (In thousands, except per share amounts)


                                         Quarter Ended June 30,     Six Months Ended June 30,

                                           1997          1996          1997          1996
                                         --------      --------      --------      --------

Net sales
  Product                                $ 34,570      $ 26,465      $ 62,690      $ 48,663
  Service                                   4,310         4,129         8,504         8,114
                                         --------      --------      --------      --------
     Total net sales                       38,880        30,594        71,194        56,777
                                         --------      --------      --------      --------
Cost of sales
  Product                                  19,783        15,491        36,417        28,693
  Service                                   3,134         2,858         6,117         5,301
                                         --------      --------      --------      --------
     Total cost of sales                   22,917        18,349        42,534        33,994
                                         --------      --------      --------      --------
     Gross margin                          15,963        12,245        28,660        22,783
                                         --------      --------      --------      --------

Operating Expenses
  Research and development                  2,894         2,113         5,519         4,218
  Marketing and sales                       6,621         5,265        11,904         9,780
  Administrative, general and other         2,315         1,729         3,978         3,094
                                         --------      --------      --------      --------
     Total operating expenses              11,830         9,107        21,401        17,092
                                         --------      --------      --------      --------

Operating income                            4,133         3,138         7,259         5,691

Interest income                               202           199           457           387
Interest expense                               (2)           (1)           (5)           (3)
                                         --------      --------      --------      --------

Income before income taxes                  4,333         3,336         7,711         6,075

Income tax expense                          1,590          --           2,667          --
                                         --------      --------      --------      --------
Net income                               $  2,743      $  3,336      $  5,044      $  6,075
                                         ========      ========      ========      ========
Net income  per common and
  common equivalent share:               $   0.21      $   0.26      $   0.39      $   0.48
                                         ========      ========      ========      ========

Common and
  common equivalent shares                 13,082        12,795        13,077        12,783


                                     (more)

                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (In thousands)

                                     ASSETS
                                                                   1997           1996
                                                                ---------      ---------
                                                               (Unaudited)
Current Assets:
   Cash and temporary cash investments                          $  14,235      $  17,103
   Accounts and notes receivable, net of
     allowances of $1,063 and $853, respectively                   36,390         33,191
   Inventories                                                     26,589         23,868
   Prepaid expenses and other current assets                        2,298          1,451
   Deferred income taxes                                            8,510          8,006
                                                                ---------      ---------
      Total current assets                                         88,022         83,619
Long-term receivables                                               1,163          1,627
Property and equipment, net                                        12,588         11,903
Cost in excess of net assets acquired, net of accumulated
   amortization of $8,669 and $8,183, respectively                 11,379         10,213
Deferred income taxes                                               2,399          3,879
Other assets, net                                                     729            705
                                                                ---------      ---------
                                                                $ 116,280      $ 111,946
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                             $   8,746      $   7,358
   Accrued salaries and benefits                                    3,071          4,127
   Accrued warranty and installation costs                          1,957          1,748
   Deferred income and customer deposits                            5,648          5,462
   Income taxes payable                                               211            509
   Accrued  legal fees and litigation settlements                   4,180          4,062
   Accrued distributor commissions                                  2,902          2,891
   Other accrued liabilities                                        3,747          3,615
                                                                ---------      ---------
      Total current liabilities                                    30,462         29,772
                                                                ---------      ---------

Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized--2,000 shares, including 1,100 shares
      of convertible preferred stock, none outstanding
   Common stock, $.01 par value
      Authorized--30,000 shares
      Outstanding--13,311 and 13,158 shares, respectively             133            132
   Capital in excess of par value                                  80,321         79,341
   Retained earnings                                               14,830          9,786
   Treasury stock, 942 and 801 shares at cost, respectively        (9,090)        (6,850)
   Foreign currency translation adjustment                           (376)          (235)
                                                                ---------      ---------
      Total stockholders' equity                                   85,818         82,174
                                                                ---------      ---------
                                                                $ 116,280      $ 111,946
                                                                =========      =========

                                      # # #

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In thousands)
                                   (unaudited)

                                                                                              1997          1996
                                                                                            --------      --------
OPERATING ACTIVITIES:
   Net income                                                                               $  5,044      $  6,075
   Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
      Depreciation and amortization                                                            1,667         1,420
      Bad debt expense                                                                          (240)          (45)
      Deferred income tax expense (benefit)                                                      976          (887)
      Current tax benefit attributable to stock options exercised                                486          --
      Changes in current assets and liabilities, net of effects
         of purchase of subsidiary:
           Accounts and notes receivable, net                                                 (2,817)       (6,206)
           Inventories                                                                        (1,996)       (3,446)
           Prepaid expenses and other current assets                                            (765)         (492)
           Other assets, net                                                                    (213)         (171)
           Accounts payable                                                                      364         1,966
           Accrued salaries and benefits                                                      (1,056)         (134)
           Accrued warranty and installation costs                                               209             9
           Deferred income and customer deposits                                                 186           377
           Income taxes payable                                                                 (298)         (154)
           Accrued legal fees and litigation settlements                                         118             1
           Accrued distributor commissions                                                        11           487
           Other accrued liabilities                                                            (397)          938
                                                                                            --------      --------
      Net cash provided (used) by operating activities                                         1,279          (262)

INVESTING ACTIVITIES:
   Increase in long-term receivables                                                            (634)         (571)
   Additions to property and equipment                                                        (1,744)       (2,248)
   Net cash acquired upon purchase of subsidiary                                                 116          --
   Other                                                                                        (141)         (162)
                                                                                            --------      --------
      Net cash used by investing activities                                                   (2,403)       (2,918)

FINANCING ACTIVITIES:
   Common stock issued under benefit plans                                                     1,496           578
   Repurchase of warrants                                                                     (1,000)         --
   Purchases of treasury stock                                                                (2,240)       (1,319)
                                                                                            --------      --------
   Net cash used by financing activities                                                      (1,744)         (741)

   Net decrease in cash and short-term cash investments                                       (2,868)       (3,984)
   Cash and short-term cash investments at beginning of period                                17,103        16,584
                                                                                            --------      --------

   Cash and short-term cash investments at end of period                                    $ 14,235      $ 12,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                                 $      5      $      3
   Cash paid during the period for income taxes                                             $  1,503      $    403
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING  ACTIVITIES:
During the six months ended June 30, 1997, the Company increased its ownership in BMS from 19.8% to 100% as follows:
                             Original 19.8% interest $ 190 January 1, 1997
                             transactions:
                               Cash payment                                                      193
                               Options granted                                                   274
                               Loans converted to equity                                         615
                                                                                            --------
                                 Total investment                                              1,272
                               Net Liabilities acquired                                          380
                                                                                            --------
                             Total purchase price in excess of net liabilities acquired     $  1,652
                                                                                            ========


                            (See Accompanying Notes)

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (unaudited)

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three and six months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996, filed on Form 10-K on March 27, 1997.

2. Inventories are stated at the lower of cost, utilizing the first-in/ first-out method, or market. Inventories consist of the following:

                                                      June 30,    December 31,
                                                        1997          1996*
                                                      --------      --------
                                                          (In thousands)
Purchased parts and
   completed subassemblies                            $ 12,391      $ 10,432
Work-in-process                                          3,322         3,097
Finished goods                                           1,425         2,023
Demonstration equipment                                 10,210         8,203
Service and repair parts                                 4,419         4,475
                                                      --------      --------

Total                                                 $ 31,767      $ 28,230
Less:  reserves for excess and obsolete inventory       (5,178)       (4,362)
                                                      --------      --------
Net                                                    $26,589       $23,868

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

    SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $0.41 for the six months ended June 30, 1997, compared to $0.50 for the same period in 1996. Diluted EPS computed under SFAS No. 128 would have resulted in net income per common share of $0.39 for the six months ended June 30, 1997.

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

Results of Operations

For the second quarter and six months ended June 30, 1997, OEC Medical Systems, Inc. had net income of $2.7 million and $5.0 million, respectively, compared with net income of $3.3 million and $6.1 million, respectively, for the same periods last year. The results for the six month period ended June 30, 1997 reflect tax expense of $2.7 million, as compared to the same period in 1996, in which the Company had no tax expense. Operating income improved for the second quarter and six months ended June 30, 1997, from $3.1 million and $5.7 million, respectively, in 1996 to $4.1 million and $7.3 million, respectively, in 1997.

The following table sets forth OEC's operating results as a percent of net sales:

                                             Three Months             Six Months
                                           1997        1996        1997        1996
                                          ------      ------      ------      ------
 Net sales
 Product                                   88.91%      86.50%      88.06%      85.71%
 Service                                   11.09%      13.50%      11.94%      14.29%
                                          ------      ------      ------      ------
 Total net sales                          100.00%     100.00%     100.00%     100.00%

 Cost of sales
 Product                                   50.88%      50.63%      51.15%      50.54%
 Service                                    8.06%       9.34%       8.59%       9.34%
                                          ------      ------      ------      ------
 Total cost of sales                       58.94%      59.97%      59.74%      59.88%
 Gross margin                              41.06%      40.03%      40.26%      40.12%

 Operating expenses:
 Research and development                   7.44%       6.91%       7.75%       7.43%
 Marketing and sales                       17.03%      17.21%      16.72%      17.23%
 Administrative, general and other          5.95%       5.65%       5.59%       5.45%
                                          ------      ------      ------      ------
 Total operating expenses                  30.42%      29.77%      30.06%      30.11%
                                          ------      ------      ------      ------

Operating income                           10.64%      10.26%      10.20%      10.01%

Net income                                  7.06%      10.90%       7.08%      10.70%


Sales and Markets

Net product sales for the quarter and six months ended June 30, 1997, were $34.6 million and $62.7 million, respectively, compared to net product sales of $26.5 million and $48.7 million for the comparable periods of 1996. This reflects a 31% and 29% increase, respectively.

The order rate for the company's core product, the Series 9600 Digital Mobile Imaging System, is ahead of last year, both domestically and internationally. The increase is a result of increased sales coverage and market acceptance of the product in all regions along with growth in sales of the Series 9600 12" image intensifier option. This system offers a wider field-of-view needed for some existing procedures as well as new applications such as aortic stent graph placement. Sales of the Uroview 2600 were basically flat this quarter over the same period last year, but bookings as compared to the prior year quarter were up significantly. Revenue from the newly introduced MINI 6600 and COMPACT 7600 C-arms contributed to the overall revenue growth as compared to the same period last year. The 6600 is gaining market share in line with the company's expectations, and the 7600 market acceptance has improved but, is still slightly below company expectations. Although product sales have been improving, continued competitive pricing pressures worldwide in all product categories are expected to remain for the foreseeable future.

Service revenue for the quarter and six months ended June 30, 1997 was $4.3 million and $8.5 million, respectively, compared to service revenue of $4.1 million and $8.1 million for the comparable periods of 1996. Revenue growth in service has slowed somewhat from prior years. The main reason is that independent service organizations and the consolidation of hospitals have taken away some of the service revenue opportunities.

Margin Analysis

OEC's gross margin expressed as a percentage of net sales increased 1.04% for the second quarter and .13% for the six months when compared with the same periods in 1996. Ongoing improvements in manufacturing efficiency along with the product mix towards higher revenue type systems are the main reasons for the increase.

Service expenses for the quarter and six months were up against last year by $0.3 million and $.8 million, respectively. These increases are attributed to higher labor costs, due to having to add personnel to handle the increase in system installations as a result of increased sales and lower warranty utilization due to increasing system reliability.

Operating Expenses

Research and development costs are up $0.8 million and $1.3 million, for the three and six month periods, respectively, as compared to the prior year. This reflects the Company's continuing investment in product development and improvements such as the recently introduced Series 9600 Cardiac system and the MINI 6600 6\4 system.

Marketing and sales expenses are up $1.4 million and $2.1 million, respectively, for the three and six month periods compared to the prior year. This increase is due primarily to greater commissions because of higher sales and increased costs associated with additional sales coverage, both domestically and internationally, to obtain the higher revenue. The Company recorded expense of $0.4 million due to unrealized currency translation losses in the first quarter. Expressed as a percentage of total revenue, the marketing and sales expense was down 0.18% and .51%, respectively .

Administrative expenses are up $0.6 million and $.9 million, respectively, for the three and six months compared to the prior year. The main reason for the increase in the second quarter was the cost associated with the implementation of a new computer system and associated training costs. The computer system went live on July 1, 1997. These costs are expected to continue into the third quarter of 1997 but at a lower level. Also there was some extra relocation expense related to some new hires that are not expected to continue.

Income Taxes

During the second quarter and six months ended June 30, 1997, the Company recorded $1.6 million and $2.7 million of tax expense, compared to no tax expense in the second quarter and six months ended June 30, 1996. The reversal of the valuation allowance for deferred tax assets in 1996 had offset the tax provisions required for federal and state income taxes. During 1996, the company has reversed the remaining balance of the valuation allowance for the deferred tax assets. The company believes that it will generate enough taxable income to fully utilize the deferred tax assets, primarily made up of tax credits, prior to their expiration.

Liquidity and Capital Resources

Cash provided by operations for the first six months of 1997 was $1.3 million, compared to cash used of $0.3 million for the first six months of 1996. The 1997 net income was offset by use of operating cash for higher accounts receivable and inventory increases to support additional production due to the broadened product line and to provide more demonstration units.

A stock repurchase program covering 750,000 shares of the Company's outstanding common stock was announced December 1994 and the authorized amount was increased to 1,250,000 shares in January 1996. As of June 30, 1997, 1,030,083 shares have been repurchased at a cost of $9,606,320 of which 87,983 were retired and 942,100 shares were recorded as treasury stock. Also, $1.0 million was used in the first quarter of 1997 to buy back warrants to purchase common stock from PaineWebber R&D Partners II, L.P.

The Company began building additions to its Salt Lake City facility in the second quarter of 1997 and completion is expected by the first quarter of 1998. Total expenditures for this project are estimated at $3.0 million. This building expansion is for increased manufacturing capacity.

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

Future operating results are dependent on the Company's' ability to develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology medical products is complex and uncertain and requires innovative designs that anticipate customer needs, technological trends and healthcare shifts. There can be no assurance that the Company will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that technology will not be superseded by new discoveries or breakthroughs. For example, the delay in introduction of the Series 9600 in 1994 negatively impacted revenue and earnings for the year.

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

PART II. Other information.

ITEM 1. Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's annual report for 1996 on Form 10K filed with the Securities & Exchange Commission on March 27, 1997.

ITEM 6. Exhibits & Reports on Form 8-K

(a) Exhibits:

       Exhibit
       Number                        Description


        3.1 Certificate of Incorporation, as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

        3.2     By-Laws, as amended May 15, 1997 and filed herein.

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

        10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D Partners II, L.P.. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q, filed May 13, 1997.

        10.23 Offer of Employment between Joseph W. Pepper and OEC Medical Systems, Inc. dated April 21, 1997 and filed herein.

        21      List of Subsidiaries, filed May 13, 1997.

        27      Financial Data Schedule (FDS) for Edgar Filing.

        (b)     Reports on Form 8-K:

                Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)





By:   /s/ Randy W. Zundel
      ---------------------------------------
      Randy W. Zundel
      Chief Financial Officer
      (Principal Accounting Officer)


Date: July 30, 1997

                                 Exhibit Index


       Exhibit
       Number                     Description


        3.1 Certificate of Incorporation, as amended. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

        3.2     By-Laws, as amended May 15, 1997 and filed herein.

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

        10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D Partners II, L.P.. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q, filed May 13, 1997.

        27      Financial Data Schedule (FDS) for Edgar Filing.