Form 10-Q
period 1997-09-30
OEC MEDICAL SYSTEMS INC
filed 1997-11-07
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                  Yes [X] No[ ]

As of October 31, 1997, there were 13,365,682 shares of Common Stock ($.01 par value) outstanding.

PART I. Financial Information
ITEM 1. Financial Statements


                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             FOR THE QUARTER & NINE MONTHS ENDED SEPTEMBER 30, 1997
                AND 1996 (In thousands, except per share amounts)


                              Quarter Ended September 30,    Nine Months Ended September 30,
                                -----------------------       ------------------------
                                  1997           1996           1997            1996
                                --------       --------       ---------       --------
Net sales
Product                         $ 34,519       $ 29,948       $  97,209       $ 78,611
  Service                          4,440          4,079          12,944         12,193
                                --------       --------       ---------       --------
Total net sales                   38,959         34,027         110,153         90,804
                                --------       --------       ---------       --------

Cost of sales
  Product                         19,542         17,477          55,959         46,170
  Service                          3,288          2,927           9,405          8,228
                                --------       --------       ---------       --------
Total cost of sales               22,830         20,404          65,364         54,398
                                --------       --------       ---------       --------
Gross margin                      16,129         13,623          44,789         36,406
                                --------       --------       ---------       --------

Operating Expenses
  Research and development         2,776          2,229           8,295          6,447
  Marketing and sales              6,177          5,577          18,081         15,357
  Administrative, general
  and other                        2,125          2,116           6,103          5,210
                                --------       --------       ---------       --------
Total operating expenses          11,078          9,922          32,479         27,014
                                --------       --------       ---------       --------

Operating income                   5,051          3,701          12,310          9,392

Interest income                      220            179             677            566
Interest expense                      (1)            (5)             (6)            (8)
                                --------       --------       ---------       --------

Income before income taxes         5,270          3,875          12,981          9,950

Income tax expense                 1,825             --           4,492             --
                                --------       --------       ---------       --------
Net income                      $  3,445       $  3,875       $   8,489       $  9,950
                                ========       ========       =========       ========
Net income per common and
common equivalent share:        $   0.26       $   0.30       $    0.65       $   0.78
                                ========       ========       =========       ========

Common and
common equivalent shares          13,132         12,777          13,096         12,815


                            (See Accompanying Notes)

                            OEC MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (In thousands)

                                     ASSETS


                                                                   1997            1996
                                                                 ---------       ---------
                                                                (Unaudited)
Current Assets:
   Cash and temporary cash investments                           $  15,190       $  17,103
   Accounts and notes receivable, net of
     allowances of $1,064 and $853, respectively                    39,231          33,191
   Inventories                                                      28,216          23,868
   Prepaid expenses and other current assets                         2,719           1,451
   Deferred income taxes                                             8,810           8,006
                                                                 ---------       ---------
      Total current assets                                          94,166          83,619
Long-term receivables                                                1,082           1,627
Property and equipment, net                                         13,645          11,903
Cost in excess of net assets acquired, net of accumulated
   amortization of $8,912 and $8,183, respectively                  11,136          10,213
Deferred income taxes                                                1,621           3,879
Other assets, net                                                      729             705
                                                                 ---------       ---------
                                                                 $ 122,379       $ 111,946
                                                                 =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $   9,638       $   7,358
   Accrued salaries and benefits                                     3,945           4,127
   Accrued warranty and installation costs                           2,244           1,748
   Deferred income and customer deposits                             5,345           5,462
   Income taxes payable                                                293             509
   Accrued legal fees and litigation settlements                     4,249           4,062
   Accrued distributor commissions                                   2,914           2,891
   Other accrued liabilities                                         4,025           3,615
                                                                 ---------       ---------
      Total current liabilities                                     32,653          29,772
                                                                 ---------       ---------


Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized--2,000 shares, including 1,100 shares
      of convertible preferred stock, none outstanding
   Common stock, $.01 par value
      Authorized--30,000 shares
      Outstanding--13,357 and 13,158 shares, respectively              134             132
   Capital in excess of par value                                   80,924          79,341
   Retained earnings                                                18,275           9,786
   Treasury stock, 954 and 801 shares at cost, respectively         (9,285)         (6,850)
   Foreign currency translation adjustment                            (322)           (235)
                                                                 ---------       ---------
      Total stockholders' equity                                    89,726          82,174
                                                                 ---------       ---------
                                                                 $ 122,379       $ 111,946
                                                                 =========       =========


                            (See Accompanying Notes)

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (In thousands)
                                   (unaudited)


                                                                          1997           1996
                                                                        --------       --------
OPERATING ACTIVITIES:
    Net income                                                          $  8,489       $  9,950
   Adjustments to reconcile net income
        to net cash provided by operating activities:
      Depreciation and amortization                                        2,557          2,191
      Bad debt expense                                                      (240)           115
      Deferred income tax expense (benefit)                                1,454         (2,384)
      Current tax benefit attributable to stock options exercised            546             --
      Changes in current assets and liabilities, net of effects of purchase of subsidiary:
           Accounts and notes receivable, net                             (5,658)        (7,267)
           Inventories                                                    (3,623)        (5,839)
           Prepaid expenses and other current assets                      (1,186)          (548)
           Other assets, net                                                (213)          (170)
           Accounts payable                                                1,256          2,781
           Accrued salaries and benefits                                    (182)           746
           Accrued warranty and installation costs                           496            488
           Deferred income and customer deposits                            (117)           534
           Income taxes payable                                             (216)          (354)
           Accrued legal fees and litigation settlements                     187            136
           Accrued distributor commissions                                    23            868
           Other accrued liabilities                                        (119)         1,013
                                                                        --------       --------
      Net cash provided by operating activities                            3,454          2,260

INVESTING ACTIVITIES:
   Increase in long-term receivables                                        (553)          (605)
   Additions to property and equipment                                    (3,448)        (3,227)
   Net cash acquired upon purchase of subsidiary                             116             --
   Other                                                                     (87)          (162)
                                                                        --------       --------
      Net cash used by investing activities                               (3,972)        (3,994)

FINANCING ACTIVITIES:
   Common stock issued under benefit plans                                 2,040            825
   Repurchase of warrants                                                 (1,000)            --
   Purchases of treasury stock                                            (2,435)        (1,786)
                                                                        --------       --------
   Net cash used by financing activities                                  (1,395)          (961)

   Net decrease in cash and short-term cash investments                   (1,913)        (2,695)
   Cash and short-term cash investments at beginning of period            17,103         16,584
                                                                        --------       --------

   Cash and short-term cash investments at end of period                $ 15,190       $ 13,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                             $      6       $      8
   Cash paid during the period for income taxes                         $  2,708       $  2,738


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING  ACTIVITIES:
   During the nine months ended September 30, 1997, the Company increased its ownership in BMS from 19.8% to 100% as follows:

Original 19.8% interest                                         $  190
January 1, 1997 transactions:
   Cash payment                                                    193
   Options granted                                                 274
   Loans converted to equity                                       615
                                                                ------
      Total investment                                           1,272
   Net Liabilities acquired                                        380
                                                                ------
Total purchase price in excess of net liabilities acquired      $1,652
                                                                ======


                            (See Accompanying Notes)

                            OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996, filed on Form 10-K on March 27, 1997.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:


                                                     September 30,   December 31,
                                                         1997           1996*
                                                       --------       --------
                                                           (In thousands)
Purchased parts and
   completed subassemblies                             $ 14,505       $ 10,432
Work-in-process                                           2,742          3,097
Finished goods                                            1,042          2,023
Demonstration equipment                                  11,978          8,203
Service and repair parts                                  4,719          4,475
                                                       --------       --------

Total                                                  $ 34,986       $ 28,230
Less:  reserves for excess and obsolete inventory        (6,770)        (4,362)
                                                       --------       --------

Net                                                    $ 28,216       $ 23,868


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

      SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The computation of basic EPS under SFAS No. 128 would have resulted in net income per common share of $0.68 for the nine months ended September 30, 1997, compared to $0.82 for the same period in 1996. Diluted EPS computed under FASB No. 128 would have resulted in net income per common share of $0.65 for the nine months ended September 30, 1997, compared to $0.78 for the same period in 1996.

                            OEC MEDICAL SYSTEMS, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include those described in the "Risk Factors" section on page 8 of this Form 10-Q.

Results of Operations

For the third quarter and nine months ended September 30, 1997, OEC Medical Systems, Inc. had net income of $3.4 million and $8.5 million, respectively, compared with net income of $3.9 million and $10.0 million, respectively, for the same periods last year. The results for the nine month period ended September 30, 1997 reflect tax expense of $4.5 million, as compared to the same period in 1996, in which the Company had no tax expense. Operating income improved for the third quarter and nine months ended September 30, 1997, from $3.7 million and $9.4 million, respectively, in 1996 to $5.1 million and $12.3 million, respectively, in 1997.

The following table sets forth OEC's operating results as a percent of net sales:


                                              Three Months             Nine Months
                                          -------------------       -------------------
                                           1997         1996         1997         1996
                                          ------       ------       ------       ------
Net sales
Product                                    88.60%       88.01%       88.25%       86.57%
 Service                                   11.40%       11.99%       11.75%       13.43%
                                          ------       ------       ------       ------
Total net sales                           100.00%      100.00%      100.00%      100.00%

Cost of sales
 Product                                   50.16%       51.36%       50.80%       50.85%
 Service                                    8.44%        8.60%        8.54%        9.06%
                                          ------       ------       ------       ------
Total cost of sales                        58.60%       59.96%       59.34%       59.91%
Gross margin                               41.40%       40.04%       40.66%       40.09%

        Operating expenses:
Research and development                    7.13%        6.55%        7.53%        7.10%
Marketing and sales                        15.86%       16.39%       16.41%       16.91%
Administrative, general and other           5.45%        6.22%        5.54%        5.74%
                                          ------       ------       ------       ------
Total operating expenses                   28.44%       29.16%       29.49%       29.75%
                                          ------       ------       ------       ------

Operating income                           12.96%       10.88%       11.18%       10.34%
Net income                                  8.84%       11.39%        7.71%       10.96%


Sales and Markets

Net product sales for the quarter and nine months ended September 30, 1997, were $34.5 million and $97.2 million, respectively, compared to net product sales of $29.9 million and $78.6 million for the comparable periods of 1996. This reflects a 15% and 24% increase, respectively.

The order rate for the company's core product, the Series 9600 Digital Mobile Imaging System, is ahead of last year, both domestically and internationally. The increase is a result of several factors including increased sales coverage and market acceptance of the product in all regions as well as growth in sales of the Series 9600 12" image intensifier option. The 12" option offers a wider field-of-view needed for some existing procedures along with developing applications such as aortic stent graft placement. Revenue for the Uroview 2600 through nine months of 1997is flat but year-to-date bookings are up 16% in 1997 over the same period in 1996. Revenue from the MINI 6600 and 7600 C-arms contributed to the overall revenue growth compared to the year ago quarter. The 6600 is gaining market share in line with the company's expectations, and the 7600 market acceptance has improved and is now in line with company expectations. Year-to-date international growth as measured in local currency is in line with expectations, however, the strength of the dollar has lowered international revenues. Even though we expect the fourth quarter to improve reported international performance on the year, continuing exchange rate trends are causing international revenue to fall below expectations.

Service revenue for the quarter and nine months ended September 30, 1997 was $4.4 million and $12.9 million, respectively, and very nearly mirrors the $4.1 million and $12.2 million for the comparable periods of 1996. The slowed service revenue growth is the result of independent service organizations and hospitals increasing the use of in-house biomedical service. The Company is aggressively pursuing this business to increase the growth rate to more closely mirror system sales growth.

Margin Analysis

OEC's gross margin expressed as a percentage of net sales increased 1.4% for the third quarter and 0.6% for the nine months compared with the same periods in 1996. Ongoing improvements in manufacturing efficiency along with a product mix towards higher revenue systems are the main reasons for the increase.

Service expenses for the quarter and nine months were up against last year by $0.4 million and $1.2 million, respectively. These increases are attributed to higher labor costs associated with additional personnel to handle more new system installations along with lower warranty utilization due to higher system reliability.

Operating Expenses

Research and development costs are up $0.6 million and $1.9 million, for the three and nine month periods, respectively, compared to the prior year. This reflects the Company's continuing investment in new product development and improvements aimed at emerging applications in the minimally invasive market with a focus on cost efficient healthcare delivery. Recent results of this effort are the introduction of the Series 9600 Cardiac imager and the MINI 6600 6"/4" option.

Marketing and sales expenses are up against the prior year $.6 million and $2.7 million, for the three and nine month periods, respectively. This increase is due primarily to larger commissions associated with higher sales and increased costs associated with additional sales coverage to obtain the higher revenue, both domestically and internationally. In the first quarter of 1997 the Company recorded expense of $0.4 million due to unrealized currency translation losses. Expressed as a percentage of total revenue, the marketing and sales expense was down 0.50% for the first nine months of 1997.

Administrative expenses were flat for the three months and up $.9 million for the nine months compared to the prior year. The main reason for the increase year-to-date was the cost associated with the implementation of a new computer system and associated training costs. The computer system went live on July 1, 1997 and the expense incurred in the first half of the year for implementation slowed during the third quarter. Software bugs in the vendor's product has caused additional implementation time and expense not originally anticipated. The Company is likely to continue to experience additional costs into the first quarter of 1998.

Income Taxes

During the third quarter and nine months ended September 30, 1997, the Company recorded tax expense of $1.8 million and $4.5 million, respectively, compared to no tax expense in the third quarter and nine months ended September 30, 1996. The reversal of the valuation allowance for deferred tax assets in that period had offset the tax provisions required for federal and state income taxes. During 1996, the company has reversed the remaining balance of the valuation allowance for the deferred tax assets. The company believes that it will generate enough taxable income to fully utilize the deferred tax assets, primarily made up of tax credits, prior to their expiration.

Liquidity and Capital Resources

Cash provided by operations for the first nine months of 1997 was $3.5 million, compared to $2.3 million for the first nine months of 1996. Part of the 1997 net income was offset by operating cash requirements needed for higher accounts receivable due to increased sales and additional inventory to support production of a broadened product line and to provide more demonstration units.

A stock repurchase program covering 750,000 shares of the Company's outstanding common stock was announced December 1994 and the authorized amount was increased to 1,250,000 shares in January 1996. As of September 30, 1997, 1,042,083 shares have been repurchased at a cost of $9,800,540 of which 87,983 were retired and 954,100 shares were recorded as treasury stock. Also, $1.0 million was used in the first quarter of 1997 to buy back 200,000 warrants to purchase common stock from PaineWebber R&D Partners II, L.P.

The Company began building additions to its Salt Lake City facility in the third quarter of 1997 and completion is expected by the first quarter of 1998. Total expenditures for this project are estimated at $3.0 million. This building expansion is for increased manufacturing capacity.

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

The FDA and other agencies have periodically inspected OEC's facilities and manufacturing processes, but remain subject to audit from time to time. OEC continues to devote substantial human and financial resources to regulatory compliance and believes that it remains in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state agency will agree with OEC's positions, or that its GMP compliance will not be challenged at some subsequent point in time. OEC has received approval from the FDA and foreign regulatory authorities in the past, when required, to market its products. In general, the length of time for all reviews and approvals, most particularly from the FDA, has been lengthening and the review or approval process for medical devices has become substantially more difficult and expensive. Moreover, regulatory approvals, when granted, may contain significant limitations on the standards due to unforeseen problems. To date, product reviews for medical imaging technologies have been obtained within three to twelve months. There can be no assurance that OEC will be able to obtain necessary regulatory approvals in the future, and delays in the receipt of or failure to receive such approvals, the loss of existing approvals or failure to comply with regulatory requirements could have a material adverse effect on the business, financial condition and results of operation of OEC.

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

ITEM 6.   Exhibits and Reports on Form 8K

(a)   Exhibits:

Exhibit Number                         Description ------
      -----------
3.1   Certificate of Incorporation, as amended. Incorporated by reference to the
      OEC Medical Systems, Inc. Form 10-K, filed March 30, 1994.

3.2   By-Laws, as amended May 15, 1997. Incorporated by reference to the OEC
      Medical Systems, Inc. Form 10-Q filed August 8, 1997.

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

10.14 Form of Option Agreement used in connection with options having service-vesting provisions. Incorporated by reference to the OEC Medical
      Systems, Inc. Form 10-K, filed March 30, 1994.

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

10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D Partners II, L.P. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q, filed May 13,
      1997.


Exhibit Number                         Description ------
      -----------
10.23 Offer of Employment between Joseph W. Pepper and OEC Medical Systems, Inc.
      dated April 21, 1997. Incorporated by reference to the OEC Medical
      Systems, Inc. Form 10-Q, filed August 8, 1997.

21    List of Subsidiaries. Incorporated by reference to the OEC Medical
      Systems, Inc. Form 10-Q filed May 13, 1997.

27    Financial Data Schedule (FDS) for Edgar Filing.

(b)   Reports on Form 8-K:


      Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OEC MEDICAL SYSTEMS, INC.
(Registrant)






By:       /s/ Randy W. Zundel
    -------------------------------
      Randy W. Zundel
      Chief Financial Officer
      (Principal Accounting Officer)


Date: November 3, 1997

                                INDEX TO EXHIBITS

Exhibit
 Number                Description
--------               -----------

   27        Financial Data Schedule (FDS) for Edgar filing.