Form 10-K
period 1997-12-31
OEC MEDICAL SYSTEMS INC
filed 1998-03-30
CIK 317814

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          COMMISSION FILE NUMBER 1-9983


                            OEC MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    94-2538512
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        384 WRIGHT BROTHERS DRIVE                        84116
          SALT LAKE CITY, UTAH                          Zip Code
(Address of principal executive offices)


                                 (801) 328-9300
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                  Listed on the New York Stock Exchange (NYSE)

                          Common Stock, $.01 par value

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such short period that the Registrant was required such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based on the closing sales price on the New York Stock Exchange) on March 1, 1998 was approximately $279,175,810.

     As of March 1, 1998, there were 12,725,963 shares of Common Stock with $.01 par value outstanding.

Documents Incorporated by Reference:                              Form 10-K Part

(1) Portions of Definitive Proxy Statement to be mailed to stockholders in connection with the Registrant's 1998 Annual Meeting of Stockholders I, III
(2) Portions of the Annual Report to Shareholders for fiscal year ended
    December 31, 1997                                                         II

================================================================================

                            OEC MEDICAL SYSTEMS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I
Item 1.      Business                                                                                       2
Item 2.      Properties                                                                                     5
Item 3.      Legal Proceedings                                                                              5
Item 4.      Submission of Matters to a Vote of Security Holders                                            6
             Executive Officers of the Registrant                                                           6

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                          7
Item 6.      Selected Financial Data                                                                        7
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations          8
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                     N/A
Item 8.      Financial Statements and Supplemental Data                                                     8
Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure           8

PART III
Item 10.     Directors and Executive Officers of Registrant                                                 8
Item 11.     Executive Compensation                                                                         8
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                 8
Item 13.     Certain Relationships and Related Transactions                                                 8

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                9

                            OEC MEDICAL SYSTEMS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                     PART I

Except for historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include: product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers, and the impact of managed care initiatives in the United States and the ability to increase operating margins on higher sales as further described in the "Risk Factors" section on page 4 of this Form 10-K.


ITEM 1.      BUSINESS

     General. OEC develops, manufactures, markets, and services computer-based X-ray fluoroscopic imaging systems for use in hospitals, outpatient clinics, physicians' offices and surgery-centers for minimally invasive intraoperative and interventional procedures.

     OEC was originally established in Indiana in 1942. In response to surgeons' need for improved methods to monitor and guide the implantation of various internal fixation devices, OEC entered the medical X-ray imaging market in 1972. Diasonics, Inc. (Diasonics) in October 1983 acquired OEC as a separate operating subsidiary. The Company was merged into Diasonics in September of 1993. As part of the restructuring, the other operating businesses of Diasonics were spun off to shareholders and the Diasonics name was changed to OEC Medical Systems, Inc.

     Today, OEC is recognized as the pioneer and continuing United States market leader of intraoperative X-ray imaging systems. These systems combine radiographic and fluoroscopic imaging with digital image processing capabilities. X-rays are passed through the body and either recorded on radiographic film or passed through an image intensifier system and displayed as a real-time fluoroscopic image on a video monitor. Digital image processing of the fluoroscopic image improves the image quality, contributes to lowering X-ray dosage and results in reduced costs for a number of applications.

     OEC seeks to provide cost-effective imaging systems directed towards medical specialties in which minimally invasive techniques are replacing expensive and more traumatic open surgical procedures. High quality digital fluoroscopy has become mandatory in many of today's modern operating room. Minimally invasive techniques are expanding into many areas of surgery (vascular, neurological, orthopedic, urological, cardiac and general surgery). OEC's products are designed to meet the needs of these new procedures.

     Technical leadership, strong customer relationships, a cost-effective product line and full-line service capabilities have earned OEC the United States market leadership position in the intraoperative X-ray imaging markets which it addresses.

     OEC believes its international markets represent a significant growth opportunity and continues to expand its network of international distributors. Building on its leadership position in the U.S., OEC's focus is to become the worldwide leader for intraoperative and interventional fluoroscopic imaging. With this focus in mind, OEC has been investing in the future through research and development. The introductions of the Series 9600 Mobile Digital Imaging System in 1994, the Uroview 2600 urology table, the Mini 6600 and the Compact 7600 all introduced in 1995, the 9600 Mobile Cardiac Cath Lab and the dual mode Mini 6600 introduced in 1997, are the results of these investments.

     OEC's expanding presence in international markets is another example of the Company's investment in the future. OEC has strengthened its wholly owned subsidiaries in France, Germany, Italy and Switzerland with additional personnel and training, and has designed its new products to be more appealing and acceptable to international customers. OEC also strengthened its international network in new markets by establishing new distributors and strengthening existing distributors throughout the world. OEC intends to continue these activities during 1998.

     OEC's Products. The products produced by OEC consist of mobile X-ray imaging systems as well as fixed-room urological X-ray imaging systems.

     C-arm Products. In March 1994, OEC introduced the Series 9600 Mobile Digital Imaging System. This mobile imaging device can be wheeled from operating room to operating room to provide high quality, real-time fluoroscopic imaging for a wide variety of surgical and interventional procedures that require X-ray guidance.

     The modular architecture of the system allows the Series 9600 to be tailored to meet the needs of the surgeon. For example, the Series 9600 can be equipped with an expanded surgical package for general surgery and orthopedics. When equipped with a vascular special procedures module, it can perform complex subtraction angiography in the operating room, emergency room, or in radiology. The most advanced version of the Series 9600 can perform many of the tasks of a sophisticated, fixed-room digital X-ray system costing several times more than the Series 9600. Prices of the Series 9600 Mobile Digital Imaging System range from $100,000 to $230,000.

     The Series 9600 Mobile Cardiac Cath Lab was introduced in 1997. This proprietary version of the Series 9600 offers the same imaging capability found in many fixed room cath labs with all the convenience and cost effectiveness of a mobile imaging system. This system is the basis for the Company's strategic alliances with device manufacturers associated with minimally invasive cardiac surgeries. Surgeons use the Series 9600 Cardiac system to confirm patency following minimally invasive cardiac procedures. Prices for the Series 9600 Mobile Cardiac Cath Lab range from $190,000 to $250,000.

     In response to changes brought on by managed healthcare, OEC introduced three lower cost digital mobile X-ray machines - the Compact 7600, Series 7600 and the Mini 6600. These smaller, lower cost machines are specifically designed to address the imaging requirements of outpatient surgery centers as well as other satellite surgery delivery sites. The move towards less invasive surgeries with accompanying shorter recovery times is driving the need for easy to operate, cost effective fluoroscopic guidance systems in all locations of the healthcare delivery network.

     The Compact 7600 Digital Mobile C-Arm is a cost effective, simple to operate, full-body imaging system that can be utilized for most routine, less complicated procedures. Its compact, one-piece design (no separate monitor cart) allows for ease of transport, quick positioning and minimal storage requirements. Prices of the Compact 7600 range from $75,000 to $95,000. The Series 7600 has the same functionality as that of the Compact, but it has a separate workstation. The addition of the workstation allows the Series 7600 to be upgraded in features and capabilities in order to perform more complicated procedures. The price range for the Series 7600 is $80,000 to $100,000.

     The dual mode version of the Mini 6600 Digital Mobile C-Arm was introduced in 1997. Like its forerunner the Mini 6600, it is a smaller digital fluoroscopic imaging system that has been specifically designed to provide high quality images of upper and lower extremities. Areas of use include hospital operating rooms and emergency rooms, outpatient surgery centers, specialty physician offices and veterinary clinics. Prices of the Mini 6600 range from $45,000 to $70,000.

     During 1997, 1996 and 1995, the OEC C-arm business represented 80%, 77% and 82% of total product sales, respectively.

     UroView 2600 Digital Imaging System. Urology is another surgical specialty requiring intraoperative imaging that has largely moved away from the use of static X-ray films to monitor and guide procedural progress. Diagnostic and interventional urological procedures are often performed in a separate area of the operating room environment known as the Cysto Department. Until the late 80s, these specialized rooms were equipped with a fixed (bolted down) urological-specific patient positioning table (motorized in movement) that also had static X-ray filming capability built in. These films, once exposed, would need to be taken to a darkroom in radiology to be developed prior to being brought back to the Cysto Department for evaluation by the urologist. This resulted in long procedural delays. Additionally, real-time events could not be recorded since radiographic film produces only a static image. Eventually, real-time fluoroscopic imaging capabilities were added to these systems. In 1987, OEC introduced the Uroview, which was the industry's first urological table with fully integrated digital fluoroscopy. This resulted in significant image improvement, pulsed fluoro for lower dose than prior systems, and reduced costs compared to existing urological imaging systems. Prices for the Uroview system presently range from $210,000 to $230,000.

     During 1997, 1996 and 1995, the OEC urology business represented 20%, 23% and 18% of total product sales, respectively.

     Quality. In June 1994, the Company's Quality Assurance System received the Certificate of Compliance with ISO 9001, the international standard for quality assurance in design, development, production, installation and servicing.

     Sales and Service. Domestic sales are made primarily through dealers, direct representatives and exclusive independent distributors, with installation and service performed by OEC. Most of these distributors have represented OEC products over many years.

     In Europe, OEC distributes its products primarily through wholly owned subsidiaries in Italy, France, Germany and Switzerland. For the rest of the world, distribution is accomplished through independent dealers and distributors.

     OEC generally warrants its products for twelve months from the date of installation. OEC offers service contracts for products for which the warranty has expired.

     During 1997, 1996 and 1995, service revenue represented 11%, 13% and 15% of net sales, respectively.

     Manufacturing. OEC's manufacturing operations are located in Salt Lake City, Utah; Warsaw, Indiana, and as of January 1, 1997, Wendelstein, Germany. The Salt Lake City facility has just been expanded by 40,000 square feet to accommodate increased product demand and future anticipated growth. The Warsaw, Indiana facility manufacturers the sheet metal enclosures, the mechanical C-arm assembly and all major mechanical components for OEC's products. The electronics and imaging components for the Mini 6600, Series 9600, and Uroview 2600 are manufactured at OEC's Salt Lake City facility, which also performs final assembly and test of the finished devices. The Wendelstein, Germany facility manufactures the Compact 7600 and the Series 7600.

     Competition. The market for mobile X-ray and urological imaging products is highly competitive. Many of OEC's existing and potential competitors have substantially greater financial, marketing and technological resources than OEC. In the market for products similar to OEC's Series 9600 Mobile C-arm, OEC competes with General Electric, Siemens Medical Systems, Inc., Philips Medical Systems, Inc. and Toshiba Medical Systems, Inc. Competitive companies offering products similar to the Mini 6600 include Hologic, Inc., Lunar Corporation, and XiTec, Inc. The Compact 7600 and Series 7600 compete with similar products from International Medical Systems, Inc. Competitive companies offering products similar to the Uroview 2600 include Shimadzu, Picker International, Inc., Dornier Medical Systems, Inc. and Liebel-Flarsheim Company. OEC competes on the basis of price, imaging quality, technological innovation, upgradeability, reliability and the quality of service and support.

     Backlog. At December 31, 1997, OEC's backlog was approximately $32.3 million, as compared with approximately $24.1 million at December 31, 1996. OEC includes in backlog only firm orders deliverable within 12 months. Backlog also includes service contract revenue, which will be earned over the next twelve months.

     Research and Development. The medical imaging business involves rapid technological change and innovation. OEC believes that its ability to use technological innovation to advance the clinical utility of diagnostic imaging has been and will continue to be a significant factor in its success. OEC has continued to invest in research and development to identify solutions to the imaging requirements of the area of minimally invasive medical practices. This has led to a continuous release of both improvements in existing products and the introduction of the Series 9600 Mobile Digital Imaging System in 1994 along with the introduction in 1995 of the Uroview 2600, the Mini 6600 and the Compact 7600. In 1997 OEC introduced the 9600 Mobile Cardiac Cath Lab and the Mini 6600 Dual mode systems.

     During 1997, 1996, and 1995, OEC's research and development expenses totaled $11.2 million, $8.9 million and $7.7 million, respectively, representing 7.2%, 6.9% and 7.6% of net sales.

     Employees. On December 31, 1997, OEC had approximately 635 employees. None of OEC's employees are covered by collective bargaining agreements, and OEC considers its employee relations to be satisfactory.

     Acquisitions. During 1995, the Company purchased a 19.8% ownership position in Barwig Medizinische Systeme GmbH (BMS), a German manufacturer of medical equipment. The Company was granted exclusive worldwide distribution rights for the 7600 C-Arm manufactured by BMS. On January 1, 1997, the Company purchased the remaining outstanding shares of BMS, making it a wholly owned subsidiary of the Company. Costs associated with this acquisition were not material.

     Risk Factors. The Company's business involves risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers, the impact of managed care initiatives in the United States and the ability to increase operating margins on higher sales.

     Future operating results are dependent on the Company's ability to develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high-technology medical products is complex and uncertain and requires innovative designs that anticipate customer needs, technological trends and healthcare shifts. There can be no assurance that the Company will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that technology will not be superseded by new discoveries or breakthroughs.

     Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent, trademark, copyright and trade secret protection for new technologies, products and processes. A failure to obtain protection or the loss of such protection could have a material adverse effect on the Company's business.

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

     As a manufacturer of medical devices, OEC is subject to extensive and rigorous governmental regulation, principally by the FDA and corresponding state and foreign regulatory agencies. Failure to comply with FDA and other regulatory regulations could result in sanctions being imposed, including restrictions on the marketing of or recall of the affected products.

     The FDA and other agencies have periodically inspected OEC's facilities and manufacturing processes, but remain subject to audit from time to time. OEC continues to devote substantial human and financial resources to regulatory compliance and believes that it remains in substantial compliance with all applicable federal, state and foreign regulations. Nevertheless, there can be no assurance that the FDA or a state, federal or foreign regulatory agency will agree with OEC's positions, or that its GMP compliance will not be challenged at some subsequent point in time. OEC has received approval from the FDA and foreign regulatory authorities in the past, when required, to market its products. Regulatory approvals, when granted, may contain significant limitations on the standards due to unforeseen problems. To date, product reviews for medical imaging technologies have been obtained within three to four months. There can be no assurance that OEC will be able to obtain necessary regulatory approvals in the future, and delays in the receipt of or failure to receive such approvals, the loss of existing approvals or failure to comply with regulatory requirements could have a material adverse effect on the business, financial condition and results of operation of OEC.

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


ITEM 2. PROPERTIES.

     OEC owns its corporate headquarters and manufacturing facility of 145,000 square feet in Salt Lake City, Utah, and leases another 80,000 square feet of manufacturing in Warsaw, Indiana. The lease expires on June 30, 2000. The Company has the right to renew this lease for another five years if it so desires and also has the option to buy. The Company leases 10,000 square feet of manufacturing in Wendelstein, Germany for the OEC GmbH operations. The lease expires in October 1998. The company also has the right to renew this lease at its discretion.


ITEM 3. LEGAL PROCEEDINGS.

     A terminated distributor instituted litigation against the Company in 1986. The trial court rendered an unfavorable decision in the amount of $3.1 million in 1992. As a result of that decision, the Company established a reserve for the judgment. The Company appealed the trial court decision on a number of grounds, and in November 1993, the appellate court reversed the trial court and held for the Company on the ground that the distributor had released his claims against the Company in the settlement of other litigation and did not reach the other issues raised on appeal. The distributor filed a petition in the Indiana Supreme Court requesting that the court vacate the appellate court ruling and remand the case to the appellate court for consideration of the other issues raised on appeal. On December 31, 1996, the Indiana Supreme Court reversed the ruling of the Indiana Circuit Court of Appeals and held that the trial court correctly determined that the release executed by the distributor did not release the Company. The case was remanded back to the appellate court for consideration of the remaining issues raised on the appeal. On December 23, 1997 the appellate court affirmed the trial court's judgement "in all matters except the prejudgment interest which was reversed." As of December 31, 1997, the reserve with accrued interest totaled approximately $4.7 million.

     OEC is also a defendant in other ordinary commercial litigation. In light of available insurance and reserves, management believes that such litigation will not have a material effect on OEC's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of fiscal year 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age        Position
----                               ---        --------
Joseph W. Pepper                   51         President and Chief Executive Officer
Randy W. Zundel                    42         Chief Operating Officer, Chief Financial Officer
                                              Executive Vice President
Barry K. Hanover                   43         Chief Technical Officer and
                                              Executive Vice President, Engineering
Larry E. Harrawood                 50         Vice President, Marketing and Business Development
Ted L. Parrot                      56         Vice President, Regulatory Affairs & Quality Assurance
Clarence R. Verhoef                42         Vice President, Finance, Treasurer & Secretary

     Joseph W. Pepper was named President and Chief Executive Officer, and appointed to the Board of Directors of OEC Medical Systems, Inc., in May of 1997. Prior to joining OEC, he was President of the Medical Devices

Division of Ohmeda, Inc., from 1995 to 1997. From 1992 to 1995 he was President of Ohmeda's Medical Systems Division, and from 1988 to 1992 he was Vice President in charge of the Monitoring Business Unit. Prior to that, Pepper held engineering management positions at General Electric and at the Electric Power Research Institute. He is a director on the board of Heartlab, Inc.

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

     Ted L. Parrot was named Vice President, Quality Systems and Regulatory Affairs in 1994. Prior to joining OEC he held various positions at PPG Biomedical Systems including Director of Marketing, Director of Engineering and Director of Quality Assurance and Regulatory Affairs. He has 30 years experience in the field of diagnostic imaging including 20 years with Philips Medical Systems.

     Clarence R. Verhoef has been Vice President, Finance since September 1996 and Treasurer since October 1993. He was appointed Secretary in March 1998. Mr. Verhoef held the positions of Director of Finance, from August 1993 to September 1996, Assistant Secretary from August 1993 to March 1998 and Controller from October 1989 to August 1993. He has held various other positions with OEC since 1977.

     During 1997, Ruediger Naumann-Etienne resigned the position of President and Chief Executive Officer upon the hiring of Joseph W. Pepper. Dr. Naumann-Etienne remains the Chairman of the Board for OEC Medical Systems, Inc. Also in 1997, Gary Kilman resigned the post of Vice President of Sales.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is presently traded on the New York Stock Exchange under the trading symbol OXE. Prices shown are the range of high and low closing prices per share on the New York Stock Exchange -- Composite Transactions, as reported by the Wall Street Journal. On March 1, 1998, the number of holders of record of common stock was 2,036.

   Prices
Quarter Ended:                      High              Low            Close
-------------                       ----              ---            -----
March 31, 1996...................  13 3/4             9 1/2          11 3/4
June 30, 1996....................  13 5/8            11 1/4          13 5/8
September 30, 1996...............  13 1/2            10 3/4          12 1/2
December 31, 1996................  16 7/8            12 1/4          15


March 31, 1997...................  18 1/2            14 7/8          16 3/8
June 30, 1997....................  17 15/16          13 3/8          17 13/16
September 30, 1997...............  19 3/8            15 3/8          18 7/8
December 31, 1997................  20 13/16          16 11/16        19 15/16

     The Company has not paid any dividends on its common stock. The Company presently intends to retain all earnings for use in the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

     The table labeled "Five Year Summary" appearing as page 18 of Exhibit 13 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing as pages 19 through 23 of Exhibit 13 is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The Consolidated Financial Statements and Notes thereto appearing at pages 27 through 35 of Exhibit 13 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information concerning the directors of the Company is incorporated by reference to the sections titled "Information with Respect to Nominees" and in the definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders (the "1997 Proxy Statement"). Information regarding executive officers is set forth in Part I of this report.

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


ITEM 11. EXECUTIVE COMPENSATION

     Information concerning management compensation is incorporated by reference to the section titled "Cash Compensation of Executive Officers" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the stock ownership of each person known to the Company to be a beneficial owner of five percent or more of the Company's Common Stock and management is incorporated by reference to the sections titled "Information with Respect to Nominees" and "Principal Stockholders" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and related transactions is incorporated by reference to the section titled "Transactions with Management and Others" in the 1997 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Index to Financial Statements

     The following consolidated financial statements of the Company are included in Exhibit 13 of this Form 10-K:


                                                                                                        Page in
                                                                                                       Exhibit 13
                                                                                                       ----------
Consolidated statements of operations for each of the three years in the
       period ended December 31, 1997.................................................................     24

Consolidated balance sheets at December 31, 1997 and 1996.............................................     25

Consolidated statements of stockholders' equity for each of the three years in
       the period ended December 31, 1997.............................................................     26

Consolidated statements of cash flows for each of the three years in the
       period ended December 31, 1997.................................................................     27

Notes to consolidated financial statements............................................................     28

Independent Auditors' Report..........................................................................     36


     2. Index to Financial Statement Schedule

     All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.   Index to Exhibits

     The following exhibits (numbered in accordance with Item 601 of SEC Regulation S-K) are filed as part of this report or are incorporated by reference as indicated below.

Exhibit
Number                         Description
-------                        -----------
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

10.20 Form of Warrant Agreement used in connection with grant to independent contractors for the purchase of common shares. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 27,
         1997.

10.21    Agreement dated December 17, 1996, to acquire full ownership of Barwig
         Medizinische Systeme GmbH (BMS). Incorporated by reference to the OEC
         Medical Systems, Inc. Form 10-K, filed March 27, 1997.

10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D Partners II, L.P.
         Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q, filed May 13, 1997.

Exhibit
Number                         Description
-------                        -----------
10.23    Offer of Employment between Joseph W. Pepper and OEC Medical Systems,
         Inc. dated April 21, 1997. Incorporated by reference to the OEC Medical
         Systems, Inc. Form 10-Q, filed August 8, 1997.

11       Statement of Computation of Per Share Earnings.

13       Portions of the 1997 Annual Report to Shareholders, including Five Year
         Summary, Management's Discussion & Analysis of Financial Condition and
         Results of Operations, and Consolidated Financial Statements and Notes thereto.

21       List of Subsidiaries. Incorporated by reference to the OEC Medical
         Systems, Inc. Form 10-Q, filed May 13, 1997.

23       Independent Auditor's Consent.

27.1     Financial Data Schedule (FDS) for Edgar Filing.

27.2     Restated Financial Data Schedule (FDS) for Edgar Filing for 1996.

27.3 Restated Financial Data Schedule (FDS) for Edgar Filing for 3rd quarter 1996.

27.4 Restated Financial Data Schedule (FDS) for Edgar Filing for 2nd quarter 1996.

27.5 Restated Financial Data Schedule (FDS) for Edgar Filing for 1st quarter 1996.

27.6     Restated Financial Data Schedule (FDS) for Edgar Filing for 1995.

27.7 Restated Financial Data Schedule (FDS) for Edgar Filing for 3rd quarter 1997.

27.8 Restated Financial Data Schedule (FDS) for Edgar Filing for 2nd quarter 1997.

27.9 Restated Financial Data Schedule (FDS) for Edgar Filing for 1st quarter 1997.

         (b) Reports on Form 8-K:

             Not applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OEC MEDICAL SYSTEMS, INC.

                                        By: /s/ Randy W. Zundel
                                            ------------------------------------
                                            Randy W. Zundel
                                            Executive Vice President &
                                            Chief Financial Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Pepper and Clarence R. Verhoef and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report and form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Date:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /s/ Ruediger Naumann-Etienne          Chairman of the Board      March 26, 1998
------------------------------
     Ruediger Naumann-Etienne


   /s/ Gregory K. Hinckley                   Director             March 26, 1998
------------------------------
       Gregory K. Hinckley


      /s/ Benno P. Lotz                      Director             March 26, 1998
------------------------------
          Benno P. Lotz


      /s/ Allan W. May                       Director             March 26, 1998
------------------------------
          Allan W.  May


    /s/ Chase N. Peterson                    Director             March 26, 1998
------------------------------
        Chase N. Peterson


     /s/ Joseph W. Pepper                    Director             March 26, 1998
------------------------------            President & CEO
         Joseph W. Pepper


     /s/ Randy W. Zundel               Principal Financial &      March 26, 1998
------------------------------          Accounting Officer
         Randy W. Zundel

Exhibit
Number                         Description
-------                        -----------
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

10.20 Form of Warrant Agreement used in connection with grant to independent contractors for the purchase of common shares. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-K, filed March 27,
         1997.

10.21    Agreement dated December 17, 1996, to acquire full ownership of Barwig
         Medizinische Systeme GmbH (BMS). Incorporated by reference to the OEC
         Medical Systems, Inc. Form 10-K, filed March 27, 1997.

10.22 Agreement dated January 10, 1997 to repurchase warrants for the purchase of common shares issued to PaineWebber R&D Partners II, L.P.
         Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q, filed May 13, 1997.

Exhibit
Number                         Description
-------                        -----------

10.23    Offer of Employment between Joseph W. Pepper and OEC Medical Systems,
         Inc. dated April 21, 1997. Incorporated by reference to the OEC Medical
         Systems, Inc. Form 10-Q, filed August 8, 1997.

11       Statement of Computation of Per Share Earnings.

13       Portions of the 1997 Annual Report to Shareholders, including Five Year
         Summary, Management's Discussion & Analysis of Financial Condition and
         Results of Operations, and Consolidated Financial Statements and Notes thereto.

21       List of Subsidiaries. Incorporated by reference to the OEC Medical
         Systems, Inc. Form 10-Q, filed May 13, 1997.

23       Independent Auditor's Consent.

27.1     Financial Data Schedule (FDS) for Edgar Filing.

27.2     Restated Financial Data Schedule (FDS) for Edgar Filing for 1996.

27.3 Restated Financial Data Schedule (FDS) for Edgar Filing for 3rd quarter 1996.

27.4 Restated Financial Data Schedule (FDS) for Edgar Filing for 2nd quarter 1996.

27.5 Restated Financial Data Schedule (FDS) for Edgar Filing for 1st quarter 1996.

27.6     Restated Financial Data Schedule (FDS) for Edgar Filing for 1995.

27.7 Restated Financial Data Schedule (FDS) for Edgar Filing for 3rd quarter 1997.

27.8 Restated Financial Data Schedule (FDS) for Edgar Filing for 2nd quarter 1997.

27.9 Restated Financial Data Schedule (FDS) for Edgar Filing for 1st quarter 1997.

         (b) Reports on Form 8-K:

             Not applicable