Form 10-Q
period 1998-03-31
OEC MEDICAL SYSTEMS INC
filed 1998-05-13
CIK 317814

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                Yes [X]    No  [ ]

As of April 30, 1998, there were 13,706,699 shares of Common Stock ($.01 par value) outstanding.

Part I.      Financial Information
Item 1.      Financial Statements

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands, except per share amounts)


                                                        1998             1997
                                                      --------         --------
Net sales:
  Product                                             $ 36,339         $ 28,120
  Service                                                5,256            4,194
                                                      --------         --------
       Total net sales                                  41,595           32,314
                                                      --------         --------
Cost of sales:
  Product                                               20,219           16,634
  Service                                                3,978            2,983
                                                      --------         --------
       Total cost of sales                              24,197           19,617
                                                      --------         --------
       Gross margin                                     17,398           12,697
                                                      --------         --------
Operating expenses:
  Research and development                               3,010            2,625
  Marketing and sales                                    7,323            5,283
  Administrative, general and other                      2,295            1,663
                                                      --------         --------
       Total operating expenses                         12,628            9,571
                                                      --------         --------

Operating income                                         4,770            3,126

Interest income                                            267              255
Interest expense                                           (76)              (3)
                                                      --------         --------

Income before income taxes                               4,961            3,378

Income tax expense                                       1,716            1,077
                                                      --------         --------
Net income                                            $  3,245         $  2,301
                                                      ========         ========

Net income per common share:
   Diluted                                            $    .24         $    .18
   Basic                                              $    .26         $    .19

Common shares:
   Diluted                                              13,397           13,072
   Basic                                                12,639           12,393

                               (See Accompanying Notes)

                               OEC MEDICAL SYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1998 AND DECEMBER 31, 1997
                       (In thousands, except per share amounts)

                                     ASSETS

                                                                    March 31, 1998    December 31, 1997
                                                                    --------------    -----------------
                                                                     (unaudited)
Current Assets:
   Cash and cash equivalents                                           $  16,146          $  17,502
   Securities available for sale                                           3,811              2,843
   Accounts receivable, net of
      allowance of $1,165 and $1,114, respectively                        40,636             40,058
   Inventories, net                                                       31,827             28,376
   Prepaid expenses and other current assets                               1,669              2,988
   Income taxes receivable                                                   343              1,025
   Deferred income taxes                                                   7,792              7,304
                                                                       ---------          ---------
      Total current assets                                               102,224            100,096

Long-term receivables                                                         --                998
Property and equipment, net                                               15,796             15,307
Cost in excess of net assets acquired, net of
   accumulated amortization of $9,398 and $9,155, respectively            10,650             10,893
Deferred income taxes                                                      2,495              2,643
Investment in unconsolidated affiliate                                     1,575                 --
Other assets                                                                 989                750
                                                                       ---------          ---------
      Total                                                            $ 133,729          $ 130,687
                                                                       =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                    $   8,841          $  10,339
   Accrued salaries and benefits                                           4,200              5,172
   Accrued warranty and installation costs                                 2,698              2,258
   Deferred income and customer deposits                                   5,336              5,075
   Accrued legal fees and litigation settlements                           4,835              4,697
   Accrued distributor commissions                                         2,816              3,725
   Other accrued liabilities                                               4,268              4,869
                                                                       ---------          ---------
      Total current liabilities                                           32,994             36,135
                                                                       ---------          ---------

Stockholders' Equity:
   Preferred stock, $.01 par value
      Authorized--2,000 shares, including 1,100 shares
      of convertible preferred stock, none outstanding                        --                 --
   Common stock, $.01 par value
      Authorized--30,000 shares
      Outstanding--13,710 and 13,474 shares, respectively                    137                135
   Capital in excess of par value                                         85,398             82,317
   Retained earnings                                                      25,209             21,964
   Treasury stock, 970 shares at cost                                     (9,678)            (9,678)
   Foreign currency translation adjustment                                  (331)              (186)
                                                                       ---------          ---------
      Total stockholders' equity                                         100,735             94,552
                                                                       ---------          ---------
         Total                                                         $ 133,729          $ 130,687
                                                                       =========          =========

                               (See Accompanying Notes)

                            OEC MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)

                                                                                         1998           1997
                                                                                       --------       --------
OPERATING ACTIVITIES:
   Net income                                                                          $  3,245       $  2,301
   Adjustments to reconcile net income
        to net cash used by operating activities:
      Depreciation and amortization expense                                                 917            758
      Bad debt expense (recoveries)                                                          30           (270)
      Deferred income tax expense (benefit)                                                (340)           184
      Current tax benefit attributable to stock options exercised                         1,296            286
      Changes in current assets and liabilities:
           Accounts receivable                                                             (608)         1,201
           Inventories                                                                   (3,451)        (2,254)
           Prepaid expenses and other current assets                                      1,319           (389)
           Income taxes                                                                     682            304
           Other assets                                                                    (239)          (213)
           Accounts payable                                                              (1,498)         1,035
           Accrued salaries and benefits                                                   (972)        (1,395)
           Accrued warranty and installation costs                                          440            140
           Deferred income and customer deposits                                            261           (117)
           Accrued legal fees and litigation settlements                                    138            133
           Accrued distributor commissions                                                 (909)          (758)
           Other accrued liabilities                                                       (601)        (1,190)
                                                                                       --------       --------
            Net cash used by operating activities                                          (290)          (244)
                                                                                       --------       --------
INVESTING ACTIVITIES:
   Reduction (increase) in long-term receivables                                            998           (714)
   Additions to property and equipment                                                   (1,163)          (304)
   Purchase of securities available for sale                                               (968)            --
   Payment for the purchase of unconsolidated affiliate                                  (1,575)            --
   Cash acquired in connection with the acquisition of BMS                                   --            116
   Other                                                                                   (145)          (160)
                                                                                       --------       --------
         Net cash used by investing activities                                           (2,853)        (1,062)
                                                                                       --------       --------
FINANCING ACTIVITIES:
   Common stock issued under benefit plans                                                1,787          1,015
   Purchase of stock warrants                                                                --         (1,000)
   Purchases of treasury stock                                                               --           (829)
                                                                                       --------       --------
         Net cash provided (used) by financing activities                                 1,787           (814)
                                                                                       --------       --------

   Net decrease in cash and cash equivalents                                             (1,356)        (2,120)
   Cash and cash equivalents at beginning of period                                      17,502         17,103
                                                                                       --------       --------
   Cash and cash equivalents at end of period                                          $ 16,146       $ 14,983
                                                                                       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                            $     13       $      3
   Cash paid during the period for income taxes                                        $     78       $    303

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES: During the
quarter ended March 31, 1997, the Company increased its ownership in BMS from
19.8% to 100% as follows:
                                            Original 19.8% interest                                   $    190
                                            January 1, 1997 transactions:
                                             Cash payment                                                  193
                                             Options granted                                               274
                                             Loans converted to equity                                     615
                                             Net liabilities acquired                                      380
                                                                                                      --------
                                            Cost in excess of net assets acquired                     $  1,652

                               (See Accompanying Notes)

                               OEC MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                             MARCH 31, 1998 AND 1997


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997, filed on Form 10-K on March 26, 1998.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                                            March 31,    December 31,
                                                              1998           1997
                                                            --------       --------
                                                                 (In thousands)
     Purchased parts and completed subassemblies            $ 13,424       $ 13,340
     Work-in-process                                           5,325          4,301
     Finished goods                                              371            456
     Demonstration equipment                                  11,324          8,985
     Service and repair parts                                  5,862          5,077
                                                            --------       --------
     Total                                                  $ 36,306       $ 32,159
     Less:  reserves for excess and obsolete inventory        (4,479)        (3,783)
                                                            --------       --------
     Net                                                    $ 31,827       $ 28,376
                                                            ========       ========


3. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     Effective January 1, 1998, the Company adopted the provisions of SFAS No.
     130. Accordingly, the Company determined that the only transactions considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of March 31, 1998 and 1997, the cumulative effect of such transactions reduced stockholders' equity by approximately $331,000 and $395,000, respectively. The net impact to operations for the three months ended March 31, 1998 and 1997 would reduce comprehensive income by approximately $145,000 and $160,000, respectively.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which redefines how public business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will likely not result in additional disclosures by the Company.

4. On April 20, 1998, the Company's Board of Directors unanimously authorized the Company to repurchase 1,000,000 shares of the Company's common stock in the open market. The manner and timing of the repurchase will depend on market conditions and the Company's available cash reserves.

                               OEC MEDICAL SYSTEMS, INC.
                    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information, this discussion contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include those described in the "Factors That May Affect Future Operations" section on page 8 of this Form 10-Q.

Results of Operations

For the quarter ended March 31, 1998, OEC Medical Systems, Inc. had net income of $3.2 million, compared with net income of $2.3 million for the same period in 1997. Operating income improved from $3.1 million in 1997 to $4.8 million in 1998.

The following table sets forth OEC's operating results as a percentage of net sales:

                                                         Three Months
                                                        1998     1997
                                                       -----    -----
            Net sales:
                Product                                 87.4     87.0
                Service                                 12.6     13.0
                                                       -----    -----
                      Total net sales                  100.0    100.0
                                                       -----    -----

            Cost of sales:
                Product                                 48.6     51.5
                Service                                  9.6      9.2
                                                       -----    -----
                      Total cost of sales               58.2     60.7
                                                       -----    -----
                Gross margin                            41.8     39.3
                                                       -----    -----

                Operating expenses:
                Research and development                 7.2      8.1
                Marketing and sales                     17.6     16.3
                Administrative, general and other        5.6      5.2
                                                       -----    -----

                      Total operating expenses          30.4     29.6
                                                       -----    -----

                Operating income                        11.5      9.7
                                                       -----    -----

                Net income                               7.8      7.1
                                                       =====    =====

Sales and Markets

Net sales for the quarter ended March 31, 1998, were $41.6 million, compared with net sales of $32.3 million for the comparable period of 1997. This reflects a 29% increase. Product sales for the quarter ended March 31, 1998 were $36.3 million, compared with product sales of $28.1 million for the same quarter last year.

The order rate was strong across all products, up 26% over last year, in part, from particularly strong bookings generated by a group buy promotional program that ended February 28, 1998.

Service revenue for the quarter ended March 31, 1998 was $5.3 million compared with service revenue of $4.2 million for the same quarter last year. This reflects a 25% increase, in line with the product sales increases. New service contract bookings for the quarter grew at an even faster rate that is a result of renewed marketing efforts and a corresponding higher percentage of contract renewals.

International revenue was down 25% compared to the same period in 1997. The chief reasons for this shortfall are the economic turmoil in Asia and the slower than expected progress in Latin America along with timing issues related to product mix, i.e., customer orders taken late in the quarter and falling into backlog instead of revenue. International orders for the first quarter of 1998 were 9% higher than the same period in 1997.

Margin Analysis

OEC's gross margin was up to 41.8% of net sales for the first quarter of 1998 compared to 39.3% for the same period in 1997. Despite pricing pressures on lower cost C-arms, this margin improvement was accomplished through continued efficiency gains in manufacturing, increased overhead absorption resulting from higher production volumes and as a result of sales of higher margin products like the Cardiac and 12 inch field-of-view C-arm products.

Service expenses were up by $1.0 million compared to the same period in 1997. This increase is attributed to higher labor and material costs associated with the growth in revenue.

Operating Expenses

Research and development costs were up $0.4 million for the three-month period compared to the prior year. This reflects the Company's continuing investment in new product development and enhancements such as the Series 9600 Cardiac system introduced in 1997.

Marketing and sales expenses were up $2 million or 39% compared to the prior year, but were up only 1.3% as a percentage of net sales. This category was higher because of additional manpower in sales coverage and application personnel worldwide, along with additional trade show participation. Trade show activities expanded to accommodate a broader product line as well as more countries. In addition, OEC developed and implemented a comprehensive cardiac training curriculum in the first quarter for our worldwide sales force. This added to the increase but is expected to further enhance cardiac sales going forward.

Administrative expenses as a percentage of sales were up slightly for the first three months of 1998 compared to last year. This increase is a reflection of the Company's on-going investment in information technology systems.

Income Taxes

During the first quarter of 1998 and 1997, the Company recorded $1.7 million and $1.1 million of tax expense, respectively. The effective tax rate increased slightly from 31.9% in the first quarter of 1997 to 34.6% for the first three months of 1998 and is expected to remain at around that level throughout 1998.

Liquidity and Capital Resources

Cash used by operations for the first three months of 1998 and 1997 was $0.3 million and $0.2 million, respectively. The primary operational cash usage was for inventory increases to support increased production due to the broadened product line and to provide additional demonstration units.

During the first quarter of 1998, the Company used $2.9 million in investing activities. This cash usage was primarily made up of the investment in Heartlab,
Inc., a Rhode Island based . . . .for a minority interest and for additions to property and equipment. The building additions to the Salt Lake City facility were 95% complete by quarter end. The manufacturing area has been fully occupied and the engineering and administration areas will be ready for occupancy early in second quarter.

On April 20, the board of directors of OEC authorized a one million share repurchase program to commence immediately. There is no time limitation on its completion. OEC believes that it has sufficient liquidity and anticipated cash flow to meet its obligations and support the share repurchase program in 1998. In addition, OEC continues to carry an unused $10 million line of credit.

Factors That May Affect Future Results

Except for historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers; the impact of managed care initiatives in the United States; and the ability to increase operating margins on higher sales.

OEC's future operating results are dependent on its ability to develop, manufacture and market innovative products that meet customers' needs. The process of developing new high technology medical products is complex and uncertain and requires innovative designs that anticipate customer needs, technological trends and healthcare shifts. There can be no assurance that the Company will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that existing technology will not be superseded by new discoveries or breakthroughs.

Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent, trademark, copyright and trade secret protection for new technologies, products and processes. The loss of protection could have a material adverse effect on the Company's business.

OEC depends on some significant and single-source vendors for certain important component parts for certain products. While the Company believes any of these single-source items could be replaced over time, abrupt disruption in the supply of a part for a product could have a material adverse effect on the Company's production and on its financial condition and results of operations in cases where the existing inventory of the components is not adequate to meet the Company's demand for the component during such disruption.

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability, and there can be no assurance that product liability claims will not be asserted against OEC. Although OEC has product liability insurance coverage, there can be no assurance that such coverage will provide adequate coverage against all potential claims.

As a manufacturer of medical devices, OEC is subject to extensive and rigorous governmental regulation, principally by the FDA and corresponding state and foreign agencies. Failure to comply with FDA regulations could result in sanctions being imposed, including restrictions on the marketing of or recall of the affected products. The FDA and other agencies have periodically inspected OEC's facilities and manufacturing processes, but remain subject to further inspections from time to time. OEC continues to devote substantial human and financial resources to regulatory compliance and believes that it remains in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state agency will agree with OEC's positions, or that its GMP or ISO compliance will not be challenged at some subsequent point in time.

A portion of the Company's research and development activities, some of its single-source vendors, its corporate headquarters and other critical business operations are located near a major earthquake fault. The ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake.

Although OEC believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price.

Foreign Currency Rate Exposure

The Company has operating subsidiaries located in Europe and utilizes forward exchange contracts with durations generally less than six months to hedge against the effect of exchange rate fluctuations of European income. The Company also has other customers located throughout the world; however, these customers' invoices are denominated in U.S. dollars. As a result, the Company has not incurred material gains or losses resulting from foreign currency fluctuations. The Company's forward exchange contracts are not material.

Interest Rate Risk Exposure

The Company has purchased certain debt obligations of the U.S. government and various corporations with maturities generally less than one year. As of December 31, 1997, such investments totaled approximately $2.8 million and the difference between amortized cost and fair market value is immaterial. Interest rate risk and default risk underlying these securities is not considered to be significant.

Other Exposures

The Company has not entered into any speculative derivatives and does not foresee utilizing such instruments in the future. The Company does not utilize commodities in the normal course of its manufacturing process. Accordingly, the Company does not believe it has any significant commodity risks or exposures.

Year 2000 Compliance

The Company has reviewed its primary financial and other business information systems and it believes that these systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Two tertiary computer systems are in the process of being upgraded to Year 2000 compliance and reviews are underway with all suppliers, especially sole-source vendors, to ensure compliance. The Company has reviewed the software associated with the operation of its products to ensure Year 2000 compliance and has determined that such software is capable of meeting the compliance standards. While the Company believes the issues associated with Year 2000 compliance have been or are being addressed, there remains the risk that suppliers may encounter disruptions due to year 2000 compliance or the costs associated with implementing computer system changes would have an adverse effect on the Company's results of operations and financial condition. There is also risk that Year 2000 compliance may have an effect on the purchase patterns of customers that would adversely affect demand for the Company's products for a period of time.


PART II.  Other information

ITEM 1.   Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's Annual Report for 1997 or Form 10K filed with the Securities & Exchange Commission on March 26, 1998.

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


Date:  May 13, 1998

                                INDEX TO EXHIBITS

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