Form 10-Q
period 1998-06-30
OEC MEDICAL SYSTEMS INC
filed 1998-08-12
CIK 317814

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended           June 30, 1998
                                          -----------------------------------

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1998, there were 12,662,426 shares of Common Stock ($.01 par value) outstanding.

PART I.           Financial Information
ITEM 1.           Financial Statements

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
           FOR THE QUARTER & SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                   (In thousands, except per share amounts)



                                       Quarter Ended June 30,    Six Months Ended June 30,
                                         1998         1997          1998           1997
                                      -----------  -----------  -------------  ------------

Net sales
  Product                                $39,622      $34,570        $75,961       $62,690
 Service                                   5,925        4,310         11,181         8,504
                                         -------      -------        -------       -------
  Total net sales                         45,547       38,880         87,142        71,194
                                         -------      -------        -------       -------

Cost of sales
 Product                                  21,961       19,783         42,180        36,417
 Service                                   4,233        3,134          8,211         6,117
                                         -------      -------        -------       -------
  Total cost of sales                     26,194       22,917         50,391        42,534
                                         -------      -------        -------       -------
  Gross margin                            19,353       15,963         36,751        28,660
                                         -------      -------        -------       -------

Operating expenses
 Research and development                  3,274        2,894          6,284         5,519
 Marketing and sales                       7,840        6,621         15,163        11,904
 Administrative, general and other         2,428        2,315          4,723         3,978
                                         -------      -------        -------       -------
  Total operating expenses                13,542       11,830         26,170        21,401
                                         -------      -------        -------       -------

Operating income                           5,811        4,133         10,581         7,259

Interest income                              223          202            490           457
Interest expense                             (69)          (2)          (145)           (5)
                                         -------      -------        -------       -------

Income before income taxes                 5,965        4,333         10,926         7,711

Income tax expense                         2,090        1,590          3,806         2,667
                                         -------      -------        -------       -------
Net income                               $ 3,875      $ 2,743        $ 7,120       $ 5,044
                                         =======      =======        =======       =======

Net income per common share:
  Diluted                                   $.29         $.21           $.53          $.39
  Basic                                     $.31         $.22           $.56          $.41

Common shares:
 Diluted                                  13,384       13,082         13,391        13,077
 Basic                                    12,689       12,372         12,664        12,382

                            (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                   (In thousands, except per share amounts)

                                    ASSETS
                                                                June 30, 1998   December 31, 1997
                                                                --------------  -----------------
                                                                 (unaudited)
Current Assets:
 Cash and cash equivalents                                           $  9,994            $ 17,502
 Securities available for sale                                          5,535               2,843
 Accounts receivable, net of
    allowances of $1,283 and $1,114, respectively                      43,409              40,058
 Inventories, net                                                      36,202              28,376
 Prepaid expenses and other current assets                              2,140               2,988
 Income taxes receivable                                                  619               1,025
 Deferred income taxes                                                  8,236               7,304
                                                                     --------            --------
    Total current assets                                              106,135             100,096

Long-term receivables                                                     853                 998
Property and equipment, net                                            16,423              15,307
Cost in excess of net assets acquired, net of
 accumulated amortization of $9,613 and $9,155, respectively           10,435              10,893
Deferred income taxes                                                   1,561               2,643
Investment in unconsolidated affiliate                                  1,524                  --
Other assets                                                              978                 750
                                                                     --------            --------
    Total                                                            $137,909            $130,687
                                                                     ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                    $ 11,846            $ 10,339
 Accrued salaries and benefits                                          4,544               5,172
 Accrued warranty and installation costs                                2,485               2,258
 Deferred income and customer deposits                                  4,677               5,075
 Accrued legal fees and litigation settlements                          4,917               4,697
 Accrued distributor commissions                                        3,013               3,725
 Other accrued liabilities                                              4,492               4,869
                                                                     --------            --------
    Total current liabilities                                          35,974              36,135
                                                                     --------            --------


Stockholders' Equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, including 1,100 shares
    of convertible preferred stock, none outstanding                       --                  --
 Common stock, $.01 par value
    Authorized--30,000 shares
    Outstanding--13,722  and 13,474 shares, respectively                  137                 135
 Capital in excess of par value                                        85,554              82,317
 Retained earnings                                                     29,084              21,964
 Treasury stock, 1,095 and 970 shares at cost, respectively           (12,533)             (9,678)
 Foreign currency translation adjustment                                 (307)               (186)
                                                                     --------            --------
    Total stockholders' equity                                        101,935              94,552
                                                                     --------            --------
      Total                                                          $137,909            $130,687
                                                                     ========            ========

                            (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                                     1997
                                (In thousands)
                                  (unaudited)

                                                                               1998                        1997
                                                                              ------                      ------
OPERATING ACTIVITIES:
  Net income                                                                    $ 7,120                    $ 5,044
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization expense                                          1,815                      1,667
   Bad debt expense (recoveries)                                                     60                       (240)
   Deferred income tax expense                                                      150                        976
   Current tax benefit attributable to stock options exercised                    1,376                        486
   Changes in current assets and liabilities:
     Accounts receivable                                                         (3,411)                    (2,817)
     Inventories                                                                 (7,826)                    (1,996)
     Prepaid expenses and other current assets                                      848                       (765)
    Income taxes                                                                    406                       (298)
     Other assets                                                                  (228)                      (213)
     Accounts payable                                                             1,507                        364
     Accrued salaries and benefits                                                 (628)                    (1,056)
     Accrued warranty and installation costs                                        227                        209
     Deferred income and customer deposits                                         (398)                       186
     Accrued legal fees and litigation settlements                                  220                        118
     Accrued distributor commissions                                               (712)                        11
     Other accrued liabilities                                                     (377)                      (397)
                                                                                -------                    -------
   Net cash provided by operating activities                                        149                      1,279
                                                                                -------                    -------

INVESTING ACTIVITIES:
 Reduction (increase) in long-term receivables                                      145                       (634)
 Additions to property and equipment                                             (2,422)                    (1,744)
 Purchase of securities available for sale                                       (2,692)                        --
 Payment for the purchase of unconsolidated affiliate                            (1,575)                        --
 Cash acquired in connection with the acquisition of BMS                             --                        116
 Other                                                                             (121)                      (141)
                                                                                -------                    -------
   Net cash used by investing activities                                         (6,665)                    (2,403)
                                                                                -------                    -------

FINANCING ACTIVITIES:
 Common stock issued under benefit plans                                          1,863                      1,496
 Repurchase of warrants                                                              --                     (1,000)
 Purchases of treasury stock                                                     (2,855)                    (2,240)
                                                                                -------                    -------
 Net cash used by financing activities                                             (992)                    (1,744)
                                                                                -------                    -------

 Net decrease in cash and cash equivalents                                       (7,508)                    (2,868)
 Cash and cash equivalents at beginning of period                                17,502                     17,103
                                                                                -------                    -------
 Cash and cash equivalents at end of period                                     $ 9,994                    $14,235
                                                                                =======                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                       $    19                    $     5
 Cash paid during the period for income taxes                                   $ 1,874                    $ 1,503

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING  ACTIVITIES:
 During the six months ended June 30, 1997, the Company increased its ownership in BMS from 19.8% to 100% as follows:
      Original 19.8% interest                                                                              $   190
      January 1, 1997 transactions:
       Cash payment                                                                                            193
       Options granted                                                                                         274
       Loans converted to equity                                                                               615
Net liabilities acquired                                                                                       380
                                                                                                           -------
                                                              Cost in excess of net liabilities acquired   $ 1,652
                                                                                                           =======

                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            JUNE 30, 1998 AND 1997


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three and six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997, filed on Form 10-K on March 26, 1998.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                                              June 30,              December 31,
                                                               1998                     1997
                                                            ----------              ------------
                                                                     (In thousands)
       Purchased parts and completed subassemblies           $15,574                 $13,340
       Work-in-process                                         5,567                   4,301
       Finished goods                                            360                     456
       Demonstration equipment                                13,399                   8,985
       Service and repair parts                                5,978                   5,077
                                                             -------                 -------
       Total                                                  40,878                  32,159
       Less:  reserves for excess and obsolete inventory      (4,676)                 (3,783)
                                                             -------                 -------
       Net                                                   $36,202                 $28,376
                                                             =======                 =======


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

    Effective January 1, 1998, the Company adopted the provisions of SFAS No.
    130. Accordingly, the Company determined that the only transactions considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of June 30, 1998 and 1997, the cumulative effect of such transactions reduced stockholders' equity by approximately $307,000 and $376,000, respectively. The net impact to operations for the six months ended June 30, 1998 and 1997 would reduce comprehensive income by approximately $121,000 and $141,000, respectively.

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

4. On April 20, 1998, the Company's Board of Directors unanimously authorized the Company to repurchase 1,000,000 shares of the Company's common stock in the open market. The manner and timing of the repurchase will depend on market conditions and the Company's available cash reserves. As of June 30, 1998, 125,000 shares had been repurchased under this plan.

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

Results of Operations
---------------------

For the second quarter and six months ended June 30, 1998, OEC Medical Systems, Inc. had net income of $3.9 million and $7.1 million, respectively, compared with net income of $2.7 million and $5.0 million, respectively, for the same periods in 1997. Operating income improved for the second quarter and six months ended June 30, 1998, from $4.1 million and $7.3 million, respectively, in 1997 to $5.8 million and $10.6 million, respectively, in 1998.

The following table sets forth OEC's operating results as a percentage of net sales:

                                          Quarter Ended June 30,  Six Months Ended June 30,
                                             1998        1997        1998          1997
                                          ----------  ----------  ------------ ------------
     Net sales:
         Product                                87.0        88.9          87.2         88.1
         Service                                13.0        11.1          12.8         11.9
                                               -----       -----         -----        -----
              Total net sales                  100.0       100.0         100.0        100.0
                                               -----       -----         -----        -----

     Cost of sales:
         Product                                48.2        50.9          48.4         51.1
         Service                                 9.3         8.1           9.4          8.6
                                               -----       -----         -----        -----
              Total cost of sales               57.5        59.0          57.8         59.7
                                               -----       -----         -----        -----
         Gross margin                           42.5        41.0          42.2         40.3
                                               -----       -----         -----        -----

     Operating expenses:
     Research and development                    7.2         7.4           7.2          7.8
     Marketing and sales                        17.2        17.0          17.4         16.7
     Administrative, general and other           5.3         6.0           5.4          5.6
                                               -----       -----         -----        -----
              Total operating expenses          29.7        30.4          30.0         30.1
                                               -----       -----         -----        -----

     Operating income                           12.8        10.6          12.2         10.2
                                               -----       -----         -----        -----

     Net income                                  8.5         7.1           8.2          7.1
                                               =====       =====         =====        =====

Sales and Markets
-----------------

Net sales for the quarter and six months ended June 30, 1998, were $45.5 million and $87.1 million, respectively, compared with net sales of $38.9 million and $71.2 million for the comparable periods of 1997. This reflects a 17% and 22% increase, respectively. Product sales for the quarter and six months ended June 30, 1998 were $39.6 million and $76.0 million, respectively, compared with product sales of $34.6 million and $62.7 million, respectively, for the same periods last year.

The order rate in the second quarter was up 12% over last year, and for the six months was up 18%, due in part, to particularly strong bookings generated by a group buy promotional program that ended February 28, 1998.

Service revenue for the quarter and six months ended June 30, 1998 was $5.9 million and $11.2 million, respectively, compared with service revenue of $4.3 million for the same quarter last year and $8.5 million for the six month period in 1997. This is a 37% and 31% increase, respectively, reflecting the product sales increases of the prior year.

International revenue was up 16% in the second quarter but down 9% for the six month period, compared to prior year. The chief reasons for this shortfall are the economic turmoil in Asia and the slower than expected progress in Latin America. International orders for the first half of 1998 were 8% higher than the same period in 1997. The Company has lowered its expectations of international revenue for 1998.

Margin Analysis
---------------

OEC's gross margin was up to 42.5% of net sales for the second quarter and 42.2% for the six months of 1998 compared to 41.0% and 40.3%, respectively, for the same periods in 1997. Despite continued pricing pressures, this margin improvement was accomplished through continued efficiency gains in manufacturing, increased overhead absorption resulting from higher production volumes and as a result of sales of higher margin products like the Cardiac and 12 inch field-of-view C-arm products.

Service expenses increased by $1.1 million in the second quarter and $2.1 million for the six months, compared to the same periods in 1997. This increase is attributed to higher labor and material costs associated with the growth in revenue.

Operating Expenses
------------------

Research and development costs increased by $0.4 million for the three-month period and $0.8 million for the six months compared to the prior year. This reflects the Company's continuing investment in new product development and enhancements such as the Series 9600 Cardiac System introduced in 1997 and the Series and Compact 7700 introduced in 1998.

Marketing and sales expenses increased by $1.2 million or 18% for the quarter and $3.3 million or 27% for the six months compared to the prior year, but were up only 0.2% for the quarter and 0.7% for the six months as a percentage of net sales. This category was higher because of increased commission expense associated with higher revenues, additional manpower in sales coverage and application personnel worldwide, along with additional trade show participation. Trade show activities expanded to accommodate a broader product line as well as more countries. In addition, OEC developed and implemented a comprehensive cardiac training curriculum in the first quarter for its worldwide sales force. This added to the increase, but it is expected to further enhance cardiac sales going forward.

Administrative expenses as a percentage of sales were down for the second quarter and first six months of 1998 compared to last year.

Income Taxes
------------

During the second quarter of 1998 and 1997, the Company recorded $2.1 million and $1.6 million of tax expense, respectively. The effective tax rate increased slightly from 34.6% in the first six months of 1997 to 34.8% for the first six months of 1998, and it is expected to remain around that level throughout 1998.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the six months ended June 30,1998 and 1997 was $0.1 million and $1.3 million, respectively. The primary operational cash usage was for inventory increases to support increased production due to the broadened product line and to provide additional demonstration units.

During the first six months of 1998, the Company used $6.7 million in investing activities. This cash usage was primarily made up of the minority interest investment in Heartlab, Inc., a Rhode Island based medical imaging software development company with a focus on cardiology, for purchase of $2.7 million of securities, and for additions to property and equipment. The building additions to the Salt Lake City facility were completed in the second quarter and were fully occupied without any disruptions of productivity.

On April 20, the board of directors of OEC authorized a one million share repurchase program to commence immediately. There is no time limitation on its completion. OEC believes that it has sufficient liquidity and anticipated cash flow to meet its obligations and support the share repurchase program in 1998. In addition, OEC continues to carry an unused $10 million line of credit.

Factors That May Affect Future Results
--------------------------------------

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

Foreign Currency Rate Exposure
------------------------------

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

Interest Rate Risk Exposure
---------------------------

The Company has purchased certain debt obligations of the U.S. government and various corporations with maturities generally less than one year. As of June 30, 1998, such investments totaled approximately $5.5 million and the difference between amortized cost and fair market value is immaterial. Interest rate risk and default risk underlying these securities is not considered to be significant.

Other Exposures
---------------

The Company has not entered into any speculative derivatives and does not foresee utilizing such instruments in the future. The Company does not utilize commodities in the normal course of its manufacturing process. Accordingly, the Company does not believe it has any significant commodity risks or exposures.

Year 2000 Compliance
--------------------

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

    10.14 Form of Option Agreement used in connection with options having service-vesting provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

    10.15 Form of Option Agreement used in connection with options having milestone provisions. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

    10.16 Form of Option Agreement used in connection with automatic option grant program for non-employee directors. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

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

    10.24 OEC Medical Systems, Inc. 1993 Employee Incentive Stock Acquisition Plan, as amended and re-stated March 31, 1998. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

    10.25 OEC Medical Systems, Inc. 1998 Stock Option Plan. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

    10.26 Form of Option Agreement used in connection with the granting of incentive stock options. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

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


Date:  August 7, 1998