Form 10-Q
period 1998-09-30
OEC MEDICAL SYSTEMS INC
filed 1998-11-05
CIK 317814

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended           September 30, 1998
                                          ----------------------------------

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

                                 Yes   X                No____
                                     -----

As of October 20, 1998, there were 12,724,551 shares of Common Stock ($.01 par value) outstanding.

PART I.  Financial Information
ITEM 1.  Financial Statements



                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
        FOR THE QUARTER & NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                   (In thousands, except per share amounts)

                                       Quarter Ended September 30,    Nine Months Ended September 30,
                                           1998           1997             1998             1997
                                       ---------------------------    -------------------------------
Net sales
  Product                                   $42,005        $34,519          $117,966         $ 97,209
  Service                                     5,875          4,440            17,056           12,944
                                            -------        -------          --------         --------
     Total net sales                         47,880         38,959           135,022          110,153
                                            -------        -------          --------         --------

Cost of sales
  Product                                    23,336         19,542            65,516           55,959
  Service                                     4,172          3,288            12,383            9,405
                                            -------        -------          --------         --------
     Total cost of sales                     27,508         22,830            77,899           65,364
                                            -------        -------          --------         --------
     Gross margin                            20,372         16,129            57,123           44,789
                                            -------        -------          --------         --------

Operating expenses
  Research and development                    3,305          2,776             9,589            8,295
  Marketing and sales                         7,916          6,177            23,079           18,081
  Administrative, general and other           2,425          2,125             7,148            6,103
                                            -------        -------          --------         --------
     Total operating expenses                13,646         11,078            39,816           32,479
                                            -------        -------          --------         --------

Operating income                              6,726          5,051            17,307           12,310

Interest income                                 264            220               754              677
Interest expense                                (68)            (1)             (213)              (6)
                                            -------        -------          --------         --------

Income before income taxes                    6,922          5,270            17,848           12,981

Income tax expense                            2,606          1,825             6,412            4,492
                                            -------        -------          --------         --------
Net income                                  $ 4,316        $ 3,445          $ 11,436         $  8,489
                                            =======        =======          ========         ========

Net income per common share:
  Diluted                                     $0.32          $0.26             $0.85            $0.65
  Basic                                        0.34           0.28              0.90             0.69

Common shares:
  Diluted                                    13,354         13,132            13,378           13,096
  Basic                                      12,709         12,393            12,679           12,386


                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (In thousands)

                                                    ASSETS
                                                                September 30, 1998   December 31, 1997
                                                                -------------------  -----------------
                                                                    (unaudited)
Current Assets:
 Cash and cash equivalents                                                $ 16,214            $ 17,502
 Securities available for sale                                               6,726               2,843
 Accounts receivable, net of
    allowances of $1,255 and $1,114, respectively                           39,668              40,058
 Inventories, net                                                           41,292              28,376
 Prepaid expenses and other current assets                                     849               2,988
 Income taxes receivable                                                        70               1,025
 Deferred income taxes                                                       8,173               7,304
                                                                          --------            --------
    Total current assets                                                   112,992             100,096

Long-term receivables                                                        1,119                 998
Property and equipment, net                                                 17,179              15,307
Cost in excess of net assets acquired, net of
 accumulated amortization of $9,884 and $9,155, respectively                10,164              10,893
Deferred income taxes                                                        1,341               2,643
Investment in unconsolidated affiliate                                       1,473                  --
Other assets                                                                   876                 750
                                                                          --------            --------
    Total                                                                 $145,144            $130,687
                                                                          ========            ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable                                                         $ 12,332            $ 10,339
 Accrued salaries and benefits                                               5,937               5,172
 Accrued warranty and installation costs                                     2,644               2,258
 Deferred income and customer deposits                                       4,707               5,075
 Accrued legal fees and litigation settlements                               5,077               4,697
 Accrued distributor commissions                                             2,888               3,725
 Other accrued liabilities                                                   4,452               4,869
                                                                          --------            --------
    Total current liabilities                                               38,037              36,135
                                                                          --------            --------


Stockholders' Equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, including 1,100 shares
    of convertible preferred stock, none outstanding                            --                  --
 Common stock, $.01 par value
    Authorized--30,000 shares
    Issued--13,895 and 13,474 shares, respectively                             139                 135
 Capital in excess of par value                                             88,051              82,317
 Retained earnings                                                          33,400              21,964
 Treasury stock, 1,171 and 970 shares at cost, respectively                (14,258)             (9,678)
 Foreign currency translation adjustment                                      (225)               (186)
                                                                          --------            --------
    Total stockholders' equity                                             107,107              94,552
                                                                          --------            --------
      Total                                                               $145,144            $130,687
                                                                          ========            ========


                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (In thousands)
                                  (unaudited)

                                                                           1998       1997
                                                                         ---------  --------
OPERATING ACTIVITIES:
    Net income                                                           $ 11,436   $ 8,489
    Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                                      3,600     2,557
         Deferred income tax expense                                          433     1,454
         Current tax benefit attributable to stock options exercised        2,281       546
         Changes in current assets and liabilities, net of effects of purchase of subsidiary:
              Accounts and notes receivable, net                              390    (5,898)
              Inventories                                                 (12,916)   (3,623)
              Prepaid expenses and other current assets                     2,139    (1,186)
              Other assets, net                                               955      (213)
              Accounts payable                                               (126)    1,256
              Accrued salaries and benefits                                 1,993      (182)
              Accrued warranty and installation costs                         765       496
              Deferred income and customer deposits                           386      (117)
              Income taxes payable                                           (368)     (216)
              Accrued legal fees and litigation settlements                   380       187
              Accrued distributor commissions                                (837)       23
              Other accrued liabilities                                      (417)     (119)
                                                                         --------   -------
         Net cash provided by operating activities                         10,094     3,454
                                                                         --------   -------

INVESTING ACTIVITIES:
    Increase in long-term receivables                                        (121)     (553)
    Additions to property and equipment                                    (4,641)   (3,448)
    Purchase of securities available for sale                              (3,883)       --
    Payment for the purchase of unconsolidated affiliate                   (1,575)       --
    Net cash acquired upon purchase of subsidiary                              --       116
    Other                                                                     (39)      (87)
                                                                         --------   -------
         Net cash used by investing activities                            (10,259)   (3,972)
                                                                         --------   -------

FINANCING ACTIVITIES:
    Common stock issued under benefit plans                                 3,457     2,040
    Repurchase of warrants                                                     --    (1,000)
    Purchases of treasury stock                                            (4,580)   (2,435)
                                                                         --------   -------
         Net cash used by financing activities                             (1,123)   (1,395)
                                                                         --------   -------

    Net decrease in cash and cash equivalents                              (1,288)   (1,913)
    Cash and cash equivalents at beginning of period                       17,502    17,103
                                                                         --------   -------

    Cash and cash equivalents at end of period                           $ 16,214   $15,190
                                                                         ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                             $     25   $     6
    Cash paid during the period for income taxes                         $  2,741   $ 2,708

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING  ACTIVITIES:
 During the nine months ended September 30, 1997, the Company increased its ownership in BMS from 19.8% to 100% as follows:
                  Original 19.8% interest                                            $  190
                  January 1, 1997 transactions:
                    Cash payment                                                        193
                    Options granted                                                     274
                    Loans converted to equity                                           615
                                                                                     ------
                      Total investment                                                1,272
                    Net Liabilities acquired                                            380
                                                                                     ------
                  Total purchase price in excess of net liabilities acquired         $1,652
                                                                                     ======
                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          SEPTEMBER 30, 1998 AND 1997


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three and nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997, filed on Form 10-K on March 26, 1998.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                                                 September 30,            December 31,
                                                                     1998                     1997
                                                                     ----                     ----
                                                                              (In thousands)
          Purchased parts and completed subassemblies                $20,070                  $13,340
          Work-in-process                                              5,456                    4,301
          Finished goods                                               2,205                      456
          Demonstration equipment                                     12,315                    8,985
          Service and repair parts                                     6,048                    5,077
                                                                     -------                  -------
          Total                                                       46,094                   32,159
          Less:  reserves for excess and obsolete inventory           (4,802)                  (3,783)
                                                                     -------                  -------
          Net                                                        $41,292                  $28,376
                                                                     =======                  =======

3. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the equity section of a balance sheet.

    Effective January 1, 1998, the Company adopted the provisions of SFAS No.
    130. Accordingly, the Company determined that the only transactions considered to be an additional component of comprehensive income is the cumulative effect of foreign currency translation adjustments. As of September 30, 1998 and 1997, the cumulative effect of such transactions reduced stockholders' equity by approximately $225,000 and $322,000, respectively. The net impact to operations for the nine months ended September 30, 1998 and 1997 would reduce comprehensive income by approximately $39,000 and $87,000, respectively.

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

4. On April 20, 1998, the Company's Board of Directors unanimously authorized the Company to repurchase 1,000,000 shares of the Company's common stock in the open market. The manner and timing of the repurchase will depend on market conditions and the Company's available cash reserves. As of September 30, 1998, 200,400 shares had been repurchased under this plan.

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

Results of Operations
---------------------

For the third quarter and nine months ended September 30, 1998, OEC Medical Systems, Inc. had net income of $4.3 million and $11.4 million, respectively, compared with net income of $3.4 million and $8.5 million, respectively, for the same periods in 1997. Operating income improved for the third quarter and nine months ended September 30, 1998, from $5.1 million and $12.3 million, respectively, in 1997 to $6.7 million and $17.3 million, respectively, in 1998.

The following table sets forth OEC's operating results as a percentage of net sales:

                                                  Quarter Ended September 30,        Nine months Ended September 30,
                                                        1998        1997                     1998        1997
                                                        ----------------                     ----------------
     Net sales:
         Product                                        87.7        88.6                     87.4        88.2
         Service                                        12.3        11.4                     12.6        11.8
                                                       -----       -----                    -----       -----
              Total net sales                          100.0       100.0                    100.0       100.0
                                                       -----       -----                    -----       -----

     Cost of sales:
         Product                                        48.8        50.2                     48.5        50.8
         Service                                         8.7         8.4                      9.2         8.5
                                                       -----       -----                    -----       -----
              Total cost of sales                       57.5        58.6                     57.7        59.3
                                                       -----       -----                    -----       -----
         Gross margin                                   42.5        41.4                     42.3        40.7
                                                       -----       -----                    -----       -----

     Operating expenses:
         Research and development                        6.9         7.1                      7.1         7.5
         Marketing and sales                            16.5        15.9                     17.1        16.4
         Administrative, general and other               5.1         5.4                      5.3         5.6
                                                       -----       -----                    -----       -----
              Total operating expenses                  28.5        28.4                     29.5        29.5
                                                       -----       -----                    -----       -----

     Operating income                                   14.0        13.0                     12.8        11.2
                                                       -----       -----                    -----       -----

     Net income                                          9.0         8.8                      8.5         7.7
                                                       =====       =====                    =====       =====

Sales and Markets
-----------------

Net sales for the quarter and nine months ended September 30, 1998, were $47.9 million and $135.0 million, respectively, compared with net sales of $39.0 million and $110.2 million for the comparable periods of 1997. This reflects a 23% increase for both periods. Product sales for the quarter and nine months ended September 30, 1998 were $42.0 million and $118.0 million, respectively, compared with product sales of $34.6 million and $97.2 million, respectively, for the same periods last year.

The order rate in the third quarter was up 26% over last year, and for the nine months was up 21%, due in part, to increased demand for the higher-end mobile C-arms and strong urology system orders. Service revenue for the quarter and nine months ended September 30, 1998 was $5.9 million and $17.1 million, respectively, compared with service revenue of $4.4 million for the same quarter last year and $12.9 million for the nine month period in 1997. This is a 32% increase for both periods, reflecting the product sales increases of the prior year.

International revenue was up 13% in the third quarter and 2% for the nine month period, compared to the prior year. International orders for the first nine months of 1998 were 14% higher than the same period in 1997. The Company has lowered its expectations of international revenue for 1998, due to the decline of business in Asia.

Margin Analysis
---------------

OEC's gross margin was up to 42.5% of net sales for the third quarter and 42.3% for the nine months of 1998 compared to 41.4% and 40.7%, respectively, for the same periods in 1997. Despite continued pricing pressures, this margin improvement was accomplished through lower warranty costs, increased overhead absorption resulting from higher production volumes and as a result of sales of higher margin products like the Cardiac and 12 inch field-of-view C-arm products.

Service expenses increased by $0.9 million in the third quarter and $3.0 million for the nine months, compared to the same periods in 1997. This increase is attributed to higher labor and material costs associated with the growth in revenue.

Operating Expenses
------------------

Research and development costs increased by $0.5 million for the three-month period and $1.3 million for the nine months compared to the prior year. The Company expects to continue to invest in new product development and enhancements at a level of approximately 7% of revenue.

Marketing and sales expenses increased by $1.7 million or 28% for the quarter and $5.0 million or 28% for the nine months compared to the prior year, but were up only 0.7% for the nine months as a percentage of net sales. This category was higher because of increased commission and sales incentive expenses associated with exceeding sales goals, additional manpower in sales coverage and application personnel worldwide, along with expanded workshop support expenses. The Company's support of physicians training workshops reinforces the use of OEC equipment for new applications and generates leads for future business.

Administrative expenses as a percentage of sales were down for the third quarter and first nine months of 1998 compared to last year.

Income Taxes
------------

During the third quarter of 1998 and 1997, the Company recorded $2.6 million and $1.8 million of tax expense, respectively. The effective tax rate increased from 34.6% in the first nine months of 1997 to 35.9% in the first nine months of 1998 as the Company recalculated its deferred tax assets and saw the elimination of research and development tax credits in the third quarter which were subsequently reinstated in the fourth quarter.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the nine months ended September 30,1998 and 1997 was $10.1 million and $3.5 million, respectively. The cash increase from net income was primarily offset by inventory increases. The additional inventory is to support expanded production and to provide additional demonstration units.

During the first nine months of 1998, the Company used $10.3 million in investing activities. This cash usage was primarily for purchase of $3.9 million of securities available for sale; the purchase of a minority interest investment in Heartlab, Inc., a Rhode Island based medical imaging software development company with a focus on cardiology; and for additions to property and equipment. The building additions to the Salt Lake City facility were completed in the second quarter and were fully occupied without any disruptions in productivity.

On April 20, the board of directors of OEC authorized a one million share repurchase program to commence immediately. There is no time limitation on its completion. During 1998, the Company has repurchased approximately 200,000 shares for $4.6 million. OEC believes that it has sufficient liquidity and anticipated cash flow to meet its obligations and support the share repurchase program in 1998. In addition, OEC continues to carry an unused $10 million line of credit.

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

Foreign Currency Rate Exposure
------------------------------

The Company has operating subsidiaries located in Europe and utilizes forward exchange contracts with durations generally less than nine months to hedge against the effect of exchange rate fluctuations of European income. The

Company also has other customers located throughout the world; however, these customers' invoices are denominated in U.S. dollars. As a result, the Company has not incurred material gains or losses resulting from foreign currency fluctuations. The Company's forward exchange contracts are not material.

Interest Rate Risk Exposure
---------------------------

The Company has purchased certain debt obligations of the U.S. government and various corporations with maturities generally less than one year. As of September 30, 1998, such investments totaled approximately $6.7 million and the difference between amortized cost and fair market value is immaterial. Interest rate risk and default risk underlying these securities is not considered to be significant.

Other Exposures
---------------

The Company has not entered into any speculative derivatives and does not foresee utilizing such instruments in the future. The Company does not utilize commodities in the normal course of its manufacturing process. Accordingly, the Company does not believe it has any significant commodity risks or exposures.

Year 2000 Compliance
--------------------

The Company has reviewed its primary financial and other business information systems and it believes that these systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Two tertiary computer systems are in the process of being upgraded to Year 2000 compliance and reviews are underway with all suppliers, especially sole-source vendors, to ensure compliance. The Company has reviewed the software associated with the operation of its products to ensure Year 2000 compliance and has determined that such software is capable of meeting the compliance standards. While the Company believes the issues associated with Year 2000 compliance have been or are being addressed, there remains the risk that suppliers may encounter disruptions due to Year 2000 compliance or the costs associated with implementing computer system changes would have an adverse effect on the Company's results of operations and financial condition. There is also risk that Year 2000 compliance may have an effect on the purchasing patterns of customers that would adversely affect demand for the Company's products for a period of time.


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

Date:  November 3, 1998