Form 10-K
period 1998-12-31
OEC MEDICAL SYSTEMS INC
filed 1999-03-25
CIK 317814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
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

Yes X    No
    ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of Common Stock held by non-affiliates (based on the closing sales price on the New York Stock Exchange) on March 1, 1999 was approximately $326,331,501.

  As of March 1, 1999, there were 12,753,477 shares of Common Stock with $.01 par value outstanding.

Documents Incorporated by Reference:                    Form 10-K Part

(1) Portions of Definitive Proxy Statement to be mailed to stockholders in connection with the Registrant's 1999 Annual Meeting of Stockholders I, III
(2)  Portions of the Annual Report to Shareholders for fiscal year ended
December 31, 1998                                                             II

--------------------------------------------------------------------------------

                           OEC MEDICAL SYSTEMS, INC.
                         1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


PART I
Item 1.        Business                                                   2
Item 2.        Properties                                                 5
Item 3.        Legal Proceedings                                          5
Item 4.        Submission of Matters to a Vote of Security Holders        5


PART II
Item 5.        Market for Registrant's Common Equity and
                Related Stockholder Matters                               6
Item 6.        Selected Financial Data                                    6
Item 7.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations             6
Item 7A.       Quantitative and Qualitative Disclosures about
                Market Risk                                               6
Item 8.        Financial Statements and Supplemental Data                 6
Item 9.        Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                    6

PART III
Item 10.       Directors and Executive Officers of Registrant             7
Item 11.       Executive Compensation                                     8
Item 12.       Security Ownership of Certain Beneficial Owners
                and Management                                            8
Item 13.       Certain Relationships and Related Transactions             8

PART IV
Item 14.       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                       8

                          OEC MEDICAL SYSTEMS, INC.

                         1998 FORM 10-K ANNUAL REPORT

                                    PART I

Except for historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include: product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers, and the impact of managed care initiatives in the United States and the ability to increase operating margins on higher sales as further described in the "Risk Factors" section on page 5 of this Form 10-K.

Item 1.  Business

   General. OEC Medical Systems, Inc. ("OEC" or the "Company") develops, manufactures, markets, and services computer-based X-ray fluoroscopic imaging systems for use in hospitals, outpatient clinics, physicians' offices and surgery-centers for minimally invasive intraoperative and interventional procedures.

   OEC was originally established in Indiana in 1942. In response to surgeons' need for improved methods to monitor and guide the implantation of various internal fixation devices, OEC entered the medical X-ray imaging market in 1972. Diasonics, Inc. ("Diasonics") in October 1983 acquired OEC as a separate operating subsidiary. The Company was merged into Diasonics in September of 1993. As part of the restructuring, the other operating businesses of Diasonics were spun off to shareholders and the Diasonics name was changed to OEC Medical Systems, Inc.

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

   OEC seeks to provide cost-effective imaging systems directed towards medical specialties in which minimally invasive techniques are replacing expensive and more traumatic open surgical procedures. High quality digital fluoroscopy has become mandatory in many of today's modern operating rooms. Further, minimally invasive techniques are expanding into many areas of vascular, neurological, orthopedic, urological, cardiac and general surgery. OEC's products are designed to meet the needs of these new procedures.

   Technical leadership, strong customer relationships, a cost-effective product line and full-line service capabilities have earned OEC recognition as the United States market leader in the intraoperative X-ray imaging markets which it addresses.

   OEC believes its international markets represent a significant growth opportunity and continues to expand its network of international distributors. Building on its leadership position in the U.S., OEC's focus is to become the worldwide leader for intraoperative and interventional fluoroscopic imaging. With this focus in mind, OEC has been investing in the future through research and development. The introductions of the Series 9600 Mobile Digital Imaging System in 1994; the UroView 2600 urology table, the Mini 6600 and Compact and Series 7600 all introduced in 1995; the 9600 Mobile Cardiac Cath Lab and the dual mode Mini 6600 introduced in 1997; and finally, the Compact and Series 7700 introduced in 1998 are the results of these investments.

   OEC's expanding presence in international markets is another example of the Company's investment in the future. OEC has strengthened its wholly owned subsidiaries in France, Germany, Italy and Switzerland with additional personnel and training, and has designed its new products to be more appealing and acceptable to international customers. OEC has also strengthened its international network in new markets by establishing new distributors and strengthening existing distributors throughout the world. OEC intends to continue these activities during 1999.

   OEC's Products. The products produced by OEC consist of mobile X-ray imaging systems as well as fixed-room urological X-ray imaging systems.

   C-arm Products.  In March 1994, OEC introduced the Series 9600 Mobile Digital
   --------------
Imaging System. This mobile imaging device can be wheeled from operating room to operating room to provide high quality, real-time fluoroscopic imaging for a wide variety of surgical and interventional procedures that require X-ray guidance.

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

   The Series 9600 Mobile Cardiac Cath Lab was introduced in 1997. This proprietary version of the Series 9600 offers the same imaging capability found in many fixed room cath labs with all the convenience and cost effectiveness of a mobile imaging system. This system is the basis for the Company's strategic alliances with device manufacturers associated with minimally invasive cardiac surgeries. Surgeons use the Series 9600 Mobile Cardiac Cath Lab to confirm patency following minimally invasive cardiac procedures. Prices for the Series 9600 Mobile Cardiac Cath Lab range from $190,000 to $250,000.

   In response to changes brought on by managed healthcare, OEC provides three lower cost digital mobile X-ray imaging machines - the Compact 7700, Series 7700 and the Mini 6600. These smaller, lower cost machines are specifically designed to address the imaging requirements of outpatient surgery centers as well as other satellite surgery delivery sites. The move towards less invasive surgeries, with accompanying shorter recovery times, is driving the need for easy to operate, cost effective fluoroscopic imaging systems in all settings of the healthcare delivery network.

   The Compact 7700 Digital Mobile C-Arm is a cost effective, simple to operate, full-body imaging system that can be utilized for most routine, less complicated surgical procedures. Its compact, one-piece design (no separate monitor cart) allows for ease of transport, quick positioning and minimal storage requirements. Prices of the Compact 7700 range from $75,000 to $95,000. The Series 7700 has the same functionality as that of the Compact 7700, but it has a separate workstation. The addition of the workstation allows the Series 7700 to be upgraded with features and capabilities necessary to perform more complicated procedures. The price range for the Series 7700 is $80,000 to $110,000.

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

   During 1998, 1997 and 1996, the OEC C-arm products represented 85%, 80% and 77% of total product sales, respectively.

   UroView 2600 Digital Imaging System.  Urology is another surgical specialty
   -----------------------------------
requiring intraoperative imaging that has largely moved away from the use of static X-ray films to monitor and guide procedural progress. Diagnostic and interventional urological procedures are often performed in a separate area of the operating room environment known as the "Cysto Department". Until the late 1980s, these specialized rooms were equipped with a fixed (bolted down) urological-specific patient positioning table (motorized in movement) that also had static X-ray filming capability built in. These films, once exposed, would need to be taken to a darkroom in radiology to be developed prior to being brought back to the Cysto Department for evaluation by the urologist. This resulted in long procedural delays. Additionally, real-time events could not be recorded since radiographic film produces only a static image. Eventually, real-time fluoroscopic imaging capabilities were added to these systems. In 1987, OEC introduced the UroView, which was the industry's first urological table with fully integrated digital fluoroscopy. This resulted in significant image improvement, pulsed fluoroscopy for lower dose than prior systems, and
reduced costs compared to existing urological imaging systems.   Prices for the
UroView system presently range from $210,000 to $230,000.

   During 1998, 1997 and 1996, the OEC urology product represented 15%, 20% and 23% of total product sales, respectively.

   Quality. In June 1994, the Company's Quality Assurance System received the Certificate of Compliance with ISO 9001, the international standard for quality assurance in design, development, production, installation and servicing.

   Sales and Service. Domestic sales are made primarily through direct representatives and exclusive independent distributors, with installation and service performed by OEC. Most of these distributors have represented OEC products over many years.

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

   During 1998, 1997 and 1996, service revenue represented 12%, 11% and 13% of net sales, respectively.

   Manufacturing. OEC's manufacturing operations are located in Salt Lake City, Utah; Warsaw, Indiana, and Wendelstein, Germany. The Salt Lake City facility has just been expanded by 40,000 square feet to accommodate increased product demand and future anticipated growth. The Warsaw, Indiana facility manufacturers the sheet metal enclosures, the mechanical C-arm assembly and all major mechanical components for OEC's products. The electronics and imaging components for the Mini 6600, Series 9600, and Uroview 2600 are assembled at OEC's Salt Lake City facility, which also performs final assembly and test of the finished devices. The Wendelstein, Germany facility manufactures the Compact 7700 and the Series 7700.

   Competition. The market for mobile X-ray imaging and fixed urological imaging products is highly competitive. Many of OEC's existing and potential competitors have substantially greater financial, marketing and technological resources than OEC. In the market for products similar to OEC's Series 9600 Mobile C-arm, OEC competes with General Electric, Siemens Medical Systems, Inc., Philips Medical Systems, Inc. and Toshiba Medical Systems, Inc. Competitive companies offering products similar to the Mini 6600 include Hologic, Inc., and Lunar Corporation. The Compact 7700 and Series 7700 compete with similar products from International Medical Systems, Inc. Competitive companies offering products similar to the Uroview 2600 include Shimadzu, Picker International, Inc., Dornier Medical Systems, Inc. and Liebel-Flarsheim Company. OEC competes on the basis of price, imaging quality, technological innovation, upgradeability, reliability and the quality of service and support.

   Backlog. At December 31, 1998, OEC's backlog was approximately $39.5 million, as compared with approximately $32.3 million at December 31, 1997. OEC includes in backlog only firm orders deliverable within 12 months. Backlog also includes service contract revenue, which will be earned over the next twelve months.

   Research and Development. The medical imaging business involves rapid technological change and innovation. OEC believes that its ability to use technological innovation to advance the clinical utility of diagnostic imaging has been and will continue to be a significant factor in its success. OEC has continued to invest in research and development to identify solutions to the imaging requirements in the area of minimally invasive medical procedures. This has led to a continuous release of both improvements in existing products and the introduction of the Series 9600 Mobile Digital Imaging System in 1994 along with the introduction in 1995 of the Uroview 2600, the Mini 6600 and the Compact 7600. In 1997 OEC introduced the 9600 Mobile Cardiac Cath Lab and the Mini 6600 Dual mode systems while in 1998 the Compact 7700 and the Series 7700 were introduced.

   During 1998, 1997 and 1996, OEC's research and development expenses totaled $13.0 million, $11.2 million and $8.9 million, respectively, representing 6.9%, 7.2% and 6.9% of net sales.

   Patents. OEC's principle products are protected by patents, pending patents, trade secrets, copyrights and similar rights which OEC believes adequately protect its proprietary products.

   Employees. On December 31, 1998, OEC had approximately 715 employees. None of OEC's employees are covered by collective bargaining agreements, and OEC considers its employee relations to be satisfactory.

   Acquisitions. During 1995, the Company purchased a 19.8% ownership position in Barwig Medizinische Systeme GmbH (BMS), a German manufacturer of medical equipment. On January 1, 1997, the Company purchased the remaining outstanding shares of BMS, making it a wholly owned subsidiary of the Company and changing the name to OEC Medizinische Systeme GmbH. Costs associated with this acquisition were not material.

   During 1998, the Company purchased a minority ownership position in Heartlab, Inc., a Rhode Island based imaging software development company specializing in cardiology.

   Risk Factors. The Company's business involves risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance; the effect of general economic conditions and foreign currency fluctuations; the impact of competitive products and pricing; new product development and commercialization; the effect of the continuing shift in growth from domestic to international healthcare customers, the impact of managed care initiatives in the United States and the ability to increase operating margins on higher sales. Such risks and uncertainties are fully discussed in the section labeled "Factors That May Affect Future Results," appearing as pages 22 through 24 of Exhibit 13, the Company's Annual Report to Stockholders.

Item 2.  Properties.

   OEC owns its corporate headquarters and manufacturing facility of 145,000 square feet in Salt Lake City, Utah, and leases another 80,000 square feet of manufacturing in Warsaw, Indiana. The lease expires on June 30, 2000. The Company has the right to renew this lease for another five years on similar terms and conditions, if it so desires, and it also has the option to buy the property. The Company leases 30,000 square feet of manufacturing in Wendelstein, Germany for the OEC GmbH operations. The lease expires in June 2000. The Company also has the right to renew this lease on similar terms and conditions at its discretion.

Item 3.  Legal Proceedings.

     A terminated distributor instituted litigation against the Company in 1986. The trial court rendered an unfavorable decision in the amount of $3.1 million in 1992. As a result of that decision, the Company established a reserve for the judgment. The Company appealed the trial court decision on a number of grounds, and in November 1993, the appellate court reversed the trial court and held for the Company on the ground that the distributor had released his claims against the Company in the settlement of other litigation and did not reach the other issues raised on appeal. The distributor filed a petition in the Indiana Supreme Court requesting that the court vacate the appellate court ruling and remand the case to the appellate court for consideration of the other issues raised on appeal. On December 31, 1996, the Indiana Supreme Court reversed the ruling of the Indiana Circuit Court of Appeals and held that the trial court correctly determined that the release executed by the distributor did not release the Company. The case was remanded back to the appellate court for consideration of the remaining issues raised on the appeal. On December 23, 1997 the appellate court affirmed the trial court's judgement "in all matters except the prejudgment interest which was reversed," and the Company appealed this judgement to the Indiana Supreme Court. On October 30, 1998 the Indiana Supreme Court denied the Company's petition to transfer. The Company paid $4.9 million, including interest, as final settlement of this matter.

   OEC is also a defendant in other ordinary commercial litigation. In light of available insurance and reserves, management believes that such litigation will not have a material effect on OEC's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is presently traded on the New York Stock Exchange under the trading symbol OXE. Prices shown are the range of high and low closing prices per share on the New York Stock Exchange -- Composite Transactions, as reported by the Wall Street Journal. On March 1, 1999, the number of holders of record of common stock was 1,920.

              Prices
              ------
           Quarter Ended:         High       Low       Close
           -------------          ----       ---       -----

        March 31, 1997......    18 1/2      14 7/8    16 3/8
        June 30, 1997.......    17 15/16    13 3/8    17 13/16
        September 30, 1997..    19 3/8      15 3/8    18 7/8
        December 31, 1997...    20 13/16    16 11/16  19 15/16

        March 31, 1998......    24 7/16     19 3/16   23 5/8
        June 30, 1998.......    24 1/2      19 7/16   22 1/2
        September 30, 1998..    26 7/16     19 7/16   21 5/8
        December 31, 1998...    31 7/16     19 3/16   31 7/16


   The Company has not paid any dividends on its common stock. The Company presently intends to retain all earnings for use in the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  Selected Financial Data.

   The table labeled "Five Year Summary" appearing as page 18 of Exhibit 13, the Company's Annual Report to Stockholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing as pages 19 through 24 of Exhibit 13, the Company's Annual Report to Stockholders, is incorporated herein by reference.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

   The section labeled "Factors That May Affect Future Results" appearing as pages 22 through 24 of Exhibit 13, the Company's Annual Report to Stockholders, is incorporated herein by reference.


Item 8.  Financial Statements and Supplemental Data.

   The Consolidated Financial Statements and Notes thereto appearing at pages 25 through 35 of Exhibit 13, the Company's Annual Report to Stockholders, are incorporated herein by reference.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of Registrant.

   Information concerning the directors of the Company is incorporated by reference to the sections titled "Information with Respect to Nominees" in the definitive Proxy Statement to be filed in connection with the Annual Meeting of
Stockholders (the "1999 Proxy Statement").   Information regarding executive
officers is set forth as follows:

Executive Officers of the Registrant

Name                         Age  Position
----                         ---  --------

Joseph W. Pepper              52  President and Chief Executive Officer
Randy W. Zundel               43  Chief Operating Officer, Chief
                                  Financial Officer Executive Vice President
Barry K. Hanover              44  Chief Technical Officer & Executive Vice
                                  President, Engineering
Larry E. Harrawood            51  Executive Vice President, Clinical &
                                  Market Development
F. Daniel Edwards             43  Vice President, US Sales and Sales
                                  Support Marketing
Ted L. Parrot                 57  Vice President, Regulatory Affairs &
                                  Quality Assurance
Clarence R. Verhoef           43  Vice President,
                                  Finance, Treasurer & Secretary

   Joseph W. Pepper was named President and Chief Executive Officer, and appointed to the Board of Directors of OEC Medical Systems, Inc., in May of 1997. Prior to joining OEC, he was President of the Medical Devices Division of Ohmeda, Inc., from 1995 to 1997. From 1992 to 1995, he was President of Ohmeda's Medical Systems Division, and, from 1988 to 1992, he was Vice President in charge of the Monitoring Business Unit. Prior to that time, Mr. Pepper held engineering management positions at General Electric and at the Electric Power Research Institute. He is a director on the board of Heartlab, Inc.

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

   Larry E. Harrawood has been Executive Vice President, Clinical & Market Development of the Company since July 1998, before which he was Vice President, Marketing & Business Development since October 1986. He was Vice President, Sales and Marketing from July 1985 to October 1986, and General Manager of X-ray operations from December 1972 to July 1985.

   F. Daniel Edwards was named Vice President, US Sales & Sales Support Marketing in October 1998. From January 1996 to October 1998, he held the position of National Sales Manager of the Company. Before that, he held various sales and marketing positions at OEC since joining the Company in May 1988. He has over 20 years experience in the medical imaging industry, including sales, marketing and technical service operations.

   Ted L. Parrot was named Vice President, Quality Systems and Regulatory Affairs in 1994. Prior to joining OEC, he held various positions at PPG Biomedical Systems including Director of Marketing, Director of Engineering and Director of Quality Assurance and Regulatory Affairs. He has 30 years experience in the field of diagnostic imaging including 20 years with Philips Medical Systems.

   Clarence R. Verhoef has been Vice President, Finance since September 1996 and Treasurer since October 1993. He was appointed Secretary in March 1998. Mr. Verhoef held the positions of Director of Finance from August 1993 to September 1996, Assistant Secretary from August 1993 to March 1998 and Controller from October 1989 to August 1993. He has held various other positions with OEC since 1977.

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

Item 11. Executive Compensation.

   Information concerning management compensation is incorporated by reference to the section titled "Cash Compensation of Executive Officers" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information concerning the stock ownership of each person known to the Company to be a beneficial owner of five percent or more of the Company's Common Stock and management is incorporated by reference to the sections titled "Information with Respect to Nominees" and "Principal Stockholders" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   Information concerning relationships and related transactions is incorporated by reference to the section titled "Transactions with Management and Others" in the 1999 Proxy Statement.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)   1. Index to Financial Statements

   The following consolidated financial statements of the Company are included in Exhibit 13 of this Form 10-K:


                                                                        Page in
                                                                      Exhibit 13
                                                                      ----------
Consolidated statements of operations for each of
 the three years in the period ended December 31, 1998..................... 25

Consolidated balance sheets at December 31, 1998 and 1997.................. 26

Consolidated statements of stockholders' equity for
 each of the three years in the period ended December 31, 1998............. 27

Consolidated statements of cash flows for each of
 the three years in the period ended December 31, 1998..................... 28

Notes to consolidated financial statements................................. 29

Independent Auditors' Report............................................... 36

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

 Exhibit
 Number                      Description
 --------                    -----------


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

10.24 OEC Medical Systems, Inc. 1993 Employee Incentive Stock Acquisition Plan, as amended and restated March 31, 1998. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8 filed June 12, 1998.

10.25 OEC Medical Systems, Inc. 1998 Stock Option Plan. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

10.26 Form of Option Agreement used in connection with the granting of incentive stock options. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

11     Statement of Computation of Per Share Earnings.

13 Portions of the 1998 Annual Report to Shareholders, including Five Year Summary, Management's Discussion & Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes thereto.

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

                                 OEC MEDICAL SYSTEMS, INC.

                                 By:   /s/ Randy W. Zundel
                                    ----------------------------------
                                       Randy W. Zundel

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

Date:  March 24, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ Ruediger Naumann-Etienne   Chairman of the Board         March 24, 1999
-------------------------------
    Ruediger Naumann-Etienne


    /s/ Gregory K. Hinckley          Director                  March 24, 1999
-------------------------------
      Gregory K. Hinckley


      /s/ Benno P. Lotz              Director                  March 24, 1999
-------------------------------
       Benno P. Lotz


      /s/ Allan W. May               Director                  March 24, 1999
-------------------------------
       Allan W.  May


     /s/ Chase N. Peterson           Director                  March 24, 1999
-------------------------------
      Chase N. Peterson


     /s/ Joseph W. Pepper            Director                  March 24, 1999
-------------------------------
      Joseph W. Pepper               President & CEO


     /s/ Randy W. Zundel             Principal Financial &     March 24, 1999
-------------------------------
      Randy W. Zundel                Accounting Officer