Form 10-Q
period 1999-03-31
OEC MEDICAL SYSTEMS INC
filed 1999-05-12
CIK 317814

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1999
                                    --------------------------------------------

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

                          Yes   X                No____
                              -----

As of April 30, 1999, there were 12,664,877 shares of Common Stock ($.01 par value) outstanding.

          Part I.  Financial Information
          Item 1.  Financial Statements

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   (In thousands, except per share amounts)

                                                   1999              1998
                                                   ----              ----
          Net sales:
            Product                             $  44,541          $  36,339
            Service                                 5,821              5,256
                                                ---------          ---------
               Total net sales                     50,362             41,595
                                                ---------          ---------

          Cost of sales:
            Product                                24,634             20,219
            Service                                 4,484              3,978
               Total cost of sales                 29,118             24,197
               Gross margin                        21,244             17,398
                                                ---------          ---------

          Operating expenses:
            Research and development                3,591              3,010
            Marketing and sales                     8,581              7,323
            Administrative, general and other       2,686              2,295
               Total operating expenses            14,858             12,628

          Operating income                          6,386              4,770

          Interest income                             188                267
          Interest expense                             (6)               (76)
                                                ---------          ---------

          Income before income taxes                6,568              4,961
          Income tax expense                        2,299              1,716
                                                ---------          ---------
          Net income                                4,269          $   3,245
                                                =========          =========

          Net income per common share:
               Diluted                               $.32               $.24
               Basic                                 $.33               $.26

          Common shares:
               Diluted                             13,405             13,397
               Basic                               12,751             12,639

                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (In thousands)


                                    ASSETS

                                                                  March 31, 1999   December 31, 1998
                                                                  ---------------  -----------------
                                                                    (unaudited)
Current Assets:
 Cash and cash equivalents                                              $  5,759            $  4,438
 Securities available for sale                                            11,393              15,222
 Accounts receivable, net of
    allowances of $1,115 and $1,288, respectively                         44,240              44,365
 Inventories, net                                                         46,286              42,579
 Prepaid expenses and other current assets                                 1,298               1,079
 Income taxes receivable                                                      --                 629
 Deferred income taxes                                                     6,038               6,698
                                                                        --------            --------
    Total current assets                                                 115,014             115,010

Long-term receivables                                                      1,452               1,520
Property and equipment, net                                               17,293              17,242
Cost in excess of net assets acquired, net of
 accumulated amortization of $10,369 and $10,126, respectively             9,679               9,922
Deferred income taxes                                                        579                 256
Investment in unconsolidated affiliate                                     1,371               1,421
Other assets                                                               1,136                 876
                                                                        --------            --------
    Total                                                               $146,524            $146,247
                                                                        ========            ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                       $ 11,489            $ 12,101
 Accrued salaries and benefits                                             5,006               6,485
 Accrued warranty and installation costs                                   2,755               2,702
 Deferred income and customer deposits                                     5,010               4,647
 Income taxes payable                                                        805                  --
 Accrued distributor commissions                                           3,234               3,795
 Other accrued liabilities                                                 5,296               4,548
                                                                        --------            --------
    Total current liabilities                                             33,595              34,278
                                                                        --------            --------

Stockholders' Equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, none outstanding                                --                  --
 Common stock, $.01 par value
    Authorized--30,000 shares
    Issued--14,080 and 13,976 shares, respectively                           141                 140
 Capital in excess of par value                                           90,806              88,990
 Retained earnings                                                        42,335              38,066
 Treasury stock, 1,415 and 1,200 shares at cost, respectively            (20,135)            (15,036)
 Accumulated other comprehensive income                                     (218)               (191)
                                                                        --------            --------
    Total stockholders' equity                                           112,929             111,969
                                                                        --------            --------
      Total                                                             $146,524            $146,247
                                                                        ========            ========

                            (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (In thousands)

                                                                                         1999                       1998
                                                                                         ----                       ----
OPERATING ACTIVITIES:
   Net income                                                                          $ 4,269                    $ 3,245
   Adjustments to reconcile net income
        to net cash provided (used) by operating activities:
       Depreciation and amortization expense                                               956                        917
       Deferred income tax expense (benefit)                                               337                       (340)
       Current tax benefit attributable to stock options exercised                         490                      1,296
       Non-employee stock option expense                                                   147                         --
       Changes in current assets and liabilities:
            Accounts receivable, net                                                       125                       (578)
            Inventories, net                                                            (3,707)                    (3,451)
            Prepaid expenses and other current assets                                     (219)                     1,319
            Income taxes                                                                 1,434                        682
            Other assets                                                                  (260)                      (239)
            Accounts payable                                                              (612)                    (1,498)
            Accrued salaries and benefits                                               (1,479)                      (972)
            Accrued warranty and installation costs                                         53                        440
            Deferred income and customer deposits                                          363                        261
            Accrued distributor commissions                                               (561)                      (909)
            Other accrued liabilities                                                      748                       (463)
                                                                                       -------                    -------
               Net cash provided (used) by operating activities                          2,084                       (290)
                                                                                       -------                    -------

INVESTING ACTIVITIES:
   Reduction in long-term receivables                                                       68                        998
   Additions to property and equipment                                                    (714)                    (1,163)
   Sale (purchase) of securities available for sale                                      3,829                       (968)
   Payment for the purchase of unconsolidated affiliate                                     --                     (1,575)
   Other                                                                                   (27)                      (145)
                                                                                       -------                    -------
           Net cash provided (used) by investing activities                              3,156                     (2,853)
                                                                                       -------                    -------

FINANCING ACTIVITIES:
   Common stock issued under benefit plans                                               1,180                      1,787
   Purchases of treasury stock                                                          (5,099)                        --
                                                                                       -------                    -------
           Net cash provided (used) by financing activities                             (3,919)                     1,787
                                                                                       -------                    -------

   Net increase (decrease) in cash and cash equivalents                                  1,321                     (1,356)
   Cash and cash equivalents at beginning of period                                      4,438                     17,502
                                                                                       -------                    -------
   Cash and cash equivalents at end of period                                          $ 5,759                    $16,146
                                                                                       =======                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                            $     6                    $    13
   Cash paid during the period for income taxes                                        $    38                    $    78


                            (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1999 AND 1998


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998, filed on Form 10-K on March 25, 1999.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                                             March 31,   December 31,
                                                               1999         1998
                                                            ---------    ------------
                                                                 (In thousands)
       Purchased parts and completed subassemblies            $22,522        $21,893
       Work-in-process                                          6,545          5,816
       Finished goods                                           2,434          2,268
       Demonstration equipment                                 12,728         11,476
       Service and repair parts                                 6,652          5,870
                                                              -------        -------
       Total                                                   50,881         47,323
       Less:  reserves for excess and obsolete inventory       (4,595)        (4,744)
                                                              -------        -------
       Net                                                    $46,286        $42,579
                                                              =======        =======



3. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income.

    The components of comprehensive income are as follows:

                                                    March 31,    March 31,
                                                      1999         1998
                                                    ---------    ---------
                                                        (In thousands)
       Net income                                      $4,269       $3,245
       Foreign currency translation adjustments           (27)        (145)
                                                       ------       ------
       Total comprehensive income                      $4,242       $3,100
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

Results of Operations
---------------------

For the quarter ended March 31, 1999, OEC Medical Systems, Inc. ("OEC" or the "Company") had net income of $4.3 million, compared with net income of $3.2 million for the same period in 1998. Operating income improved from $4.8 million in 1998 to $6.4 million in 1999.

The following table sets forth OEC's operating results as a percentage of net sales:

                                                          Three Months
                                                   1999                 1998
                                                   ----                 ----
                  Net sales:

                      Product                      88.4                 87.4
                      Service                      11.6                 12.6
                         Total net sales          100.0                100.0
                                                -------              -------

                  Cost of sales:
                      Product                      48.9                 48.6
                      Service                       8.9                  9.6
                                                -------              -------
                         Total cost of sales       57.8                 58.2
                                                -------              -------
                      Gross margin                 42.2                 41.8
                                                -------              -------

                      Operating expenses:
                      Research and development      7.1                  7.2
                      Marketing and sales          17.1                 17.6
                      Administrative, general
                       and other                    5.3                  5.6
                                                -------              -------
                         Total operating
                            expenses               29.5                 30.4
                                                -------              -------

                      Operating income             12.7                 11.5
                                                -------              -------

                      Net income                    8.5                  7.8
                                                =======              =======

Net Sales
---------

Net sales for the quarter ended March 31, 1999, increased 21% to $50.4 million, compared to $41.6 million for the comparable period of 1998. Product sales for the quarter ended March 31, 1999 were $44.5 million, compared to $36.3 million for the same quarter last year. International revenue increased 59% to $8.5 million with strong growth in China, Japan and Europe.

Worldwide bookings increased 7% to $44.1 million compared to $41.0 million for the first quarter of 1998 with international bookings increasing 29%. Domestic bookings increased 3% to $35.2 million in the first quarter of 1999 compared to $34.1 million for the same quarter last year. The slowdown in domestic bookings is attributed to a delay in capital equipment spending as hospitals address their Year 2000 concerns, the short-term effect of restructuring the Company's product distribution channel in Texas, and the comparison to a strong first quarter of 1998 due to a group-buy promotional program.

Service revenue for the quarter ended March 31, 1999 increased 11% to $5.8 million compared to $5.3 million for the same quarter last year.

Margin Analysis
---------------

The Company's gross margin increased to 42.2% of net sales for the first quarter of 1999 compared to 41.8% for the same period in 1998. Despite increasing pricing pressures on all products, this margin improvement was accomplished through continued efficiency gains in manufacturing and as a result of sales of higher margin products like the Cardiac and vascular 12-inch field-of-view C-arm products.

Service expenses increased by $0.5 million over the first quarter of 1998, consistent with the service revenue increases.

Operating Expenses
------------------

Research and development costs were up $0.6 million for the three-month period compared to the prior year. This reflects the Company's continuing investment in new product development and enhancements.

Marketing and sales expenses increased $1.3 million or 17% compared to the prior year, primarily due to additional commission expense associated with the increased revenue and the start-up costs required for restructuring the Company's product distribution channel in Texas.

Administrative expenses were up slightly for the first three months of 1999 compared to last year but, decreased as a percentage of net sales.

Income Taxes
------------

During the first quarter of 1999 and 1998, the Company recorded $2.3 million and $1.7 million of tax expense, respectively. The effective tax rate increased slightly from 34.6% in the first quarter of 1998 to 35.0% for the first three months of 1999. This rate is expected to remain at this level throughout 1999.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the first three months of 1999 was $2.1 million compared to cash usage of $0.3 million in the same period of the prior year. The cash generated from net income was partially offset by inventory increases to support increased production due to the broadened product line and to provide additional demonstration units.

During the first quarter of 1999, the Company repurchased 215,000 shares of its common stock at a cost of $5.1 million. OEC believes that it has sufficient liquidity and anticipated cash flow to meet its obligations and support the share repurchase program in 1999. In addition, OEC continues to carry an unused $10 million line of credit.

Factors That May Affect Future Results
--------------------------------------

Certain statements contained in this document and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and actual results may vary materially.

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

OEC depends on some significant vendors for certain important component parts for certain products. While the Company believes any of these single-source items could be replaced over time, abrupt disruption in the supply of a part for a product could have an adverse effect on the Company's production and on its financial condition and results of operations in cases where the existing inventory of the components is not adequate to meet the Company's demand for the component during such disruption.

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability. There can be no assurance that product liability claims will not be asserted against OEC. Although OEC has product liability insurance coverage, there can be no assurance that such coverage will provide adequate coverage against all potential claims.

As a manufacturer of medical devices, OEC is subject to extensive and rigorous governmental regulation, principally by the FDA and corresponding state and foreign agencies. Failure to comply with FDA and other regulations could result in sanctions being imposed, including restrictions on the marketing of or recall of the affected products. OEC's facilities and manufacturing processes have been periodically inspected by the FDA and other agencies, but remain subject to further inspections from time to time. OEC continues to devote substantial human and financial resources to regulatory compliance and believes that it remains in substantial compliance with all applicable federal and state regulations. Nevertheless, there can be no assurance that the FDA or a state or foreign agency will agree with OEC's positions, or that its GMP or ISO compliance will not be challenged at some subsequent point in time.

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

Foreign Currency Rate Exposure

The Company has operating subsidiaries located in Europe and utilizes forward exchange contracts with durations generally less than six months to hedge
against the effect of exchange rate fluctuations of European income.   The
Company's forward exchange contracts are not material. The Company also has other customers located throughout the world; however, these customers' invoices are denominated in U.S. dollars. As a result, the Company has not incurred material gains or losses resulting from foreign currency fluctuations. However, adverse fluctuations of exchange rates can affect the purchasing power of international customers that can result in volatility of international demand.

Interest Rate Risk Exposure

The Company has purchased certain debt obligations of the U.S. government and various corporations with original maturities of less than one year. As of March 31, 1999, such investments totaled approximately $11.4 million and the difference between fair market value and amortized cost is immaterial. Interest rate risk and default risk underlying these securities is not considered to be significant.

Other Exposures

The Company has not entered into any speculative derivatives and does not foresee utilizing such instruments in the future. The Company does not utilize commodities in the normal course of its manufacturing process. Accordingly, the Company does not believe it has any significant commodity risks or exposures.

Year 2000 Readiness Disclosure

The Company has completed a review of its business information systems with respect to Year 2000 compliance and will either replace or correct those computer systems that have been found to have date-related deficiencies. New integrated business information systems for the order administration, financial and manufacturing processes were put in place in 1997. A few minor corrective actions are required to make these systems Year 2000 compliant and these corrections are expected to be completed by mid-year 1999. The business information system for the service operations is being replaced with a planned completion date by the end of the third quarter of 1999.

The Company's products being shipped today have been assessed and found to be Year 2000 compliant provided that the user perform a reset of the date upon first use in the Year 2000. The Company believes that products previously shipped are either Year 2000 compliant or can be made Year 2000 compliant with the purchase of an upgrade or a date reset performed upon first use in the Year 2000.

The Company is also assessing facility and telecommunications systems and systems used to support the product design and manufacturing processes to ensure that these will be Year 2000 ready. It is anticipated that any required corrective actions will be completed by mid-year 1999.

The Company relies on third party providers for materials and services such as telecommunications, utilities, financial services and other key services. Interruption of those materials or services due to Year 2000 issues could affect the Company's operations. The Company has completed the process of contacting its major suppliers and has determined that all major suppliers are in the process of ensuring Year 2000 compliance. However, since the Company is dependent on key third parties, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods in the event that a significant number of suppliers and/or customers experience business disruptions as a result of their lack of Year 2000 readiness.

The Company estimates that it has incurred costs of approximately $4 million, to date, in external and internal costs to address its Year 2000 readiness issues, the majority of which are the new business information systems installed in 1997. The Company currently estimates that it will incur additional costs of approximately $2 million to complete its Year 2000 readiness projects.

Both the Company's cost estimates and completion time frames could be influenced by its ability to successfully identify all Year 2000 issues, the nature and amount of corrective action required, the availability and cost of trained personnel in this area and the Year 2000 success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods, management believes that it has implemented an effective Year 2000 compliance program that will minimize the possible negative consequences to the Company.

Throughout 1999, the Company will determine areas where contingency planning is needed. The planning efforts will include, but are not limited to, identification and mitigation of potential serious business interruptions, adjustments of inventory levels to meet customer needs, and establishing crisis response processes to address unexpected problems.


Part II.  Other information

Item 1.  Legal proceedings


There are no significant changes in legal proceedings from the previous stated position in the Company's Annual Report for 1998 or Form 10K filed with the Securities & Exchange Commission on March 25, 1999.

Item 6.  Exhibits

(a) The following exhibit (numbered in accordance with Item 601 of SEC Regulations S-K) is filed as part of this report:

     Exhibit
     Number      Description
    ---------

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

      10.25 OEC Medical Systems, Inc. 1998 Stock Option Plan. Incorporated by reference to the OEC Medical Systems, Inc. Form S-8 filed June 12, 1998.

      10.26 Form of Option Agreement used in connection with the granting of incentive stock options. Incorporate by reference to the OEC Medical Systems, Inc. Form S-8 filed June 12, 1998.

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


Date:  May 13, 1999