Form 10-Q
period 1999-06-30
OEC MEDICAL SYSTEMS INC
filed 1999-08-13
CIK 317814

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended              June 30, 1999
                                          --------------------------------------

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

                                 Yes   X    No____
                                     -----

As of July 31, 1999, there were 12,712,293 shares of Common Stock ($.01 par value) outstanding.

Part I.       Financial Information
Item 1.       Financial Statements

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
           FOR THE QUARTER & SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                   (In thousands, except per share amounts)



                                         Quarter Ended June 30,     Six Months Ended June 30,
                                           1999          1998          1999           1998
                                        -----------------------    --------------------------
Net sales
 Product                                   $46,677      $39,622       $ 91,218        $75,961
 Service                                     6,264        5,925         12,085         11,181
                                           -------      -------       --------        -------
 Total net sales                            52,941       45,547        103,303         87,142
                                           -------      -------       --------        -------

Cost of sales
 Product                                    26,311       21,961         50,945         42,180
 Service                                     4,591        4,233          9,075          8,211
                                           -------      -------       --------        -------
 Total cost of sales                        30,902       26,194         60,020         50,391
                                           -------      -------       --------        -------
 Gross margin                               22,039       19,353         43,283         36,751
                                           -------      -------       --------        -------

Operating expenses
 Research and development                    3,264        3,274          6,855          6,284
 Marketing and sales                         9,158        7,840         17,739         15,163
 Administrative, general and other           2,621        2,428          5,307          4,723
                                           -------      -------       --------        -------
 Total operating expenses                   15,043       13,542         29,901         26,170
                                           -------      -------       --------        -------

Operating income                             6,996        5,811         13,382         10,581

Interest income                                143          223            331            490
Interest expense                                (8)         (69)           (14)          (145)
                                           -------      -------       --------        -------

Income before income taxes                   7,131        5,965         13,699         10,926

Income tax expense                           2,495        2,090          4,794          3,806
                                           -------      -------       --------        -------
Net income                                 $ 4,636      $ 3,875       $  8,905        $ 7,120
                                           =======      =======       ========        =======

Net income per common share:
 Diluted                                      $.35         $.29           $.67           $.53
 Basic                                        $.37         $.31           $.70           $.56

Common shares:
 Diluted                                    13,298       13,384         13,352         13,391
 Basic                                      12,668       12,689         12,709         12,664

                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                    (In thousands, except per share amounts)

                                      ASSETS
                                                                June 30, 1999    December 31, 1998
                                                                --------------   -----------------
                                                                 (unaudited)
Current Assets:
 Cash and cash equivalents                                         $  8,671            $  4,438
 Securities available for sale                                       11,491              15,222
 Accounts receivable, net of
    allowances of $1,213 and $1,288, respectively                    44,374              44,365
 Inventories, net                                                    45,436              42,579
 Prepaid expenses and other current assets                            1,735               1,079
 Income taxes receivable                                                145                 629
 Deferred income taxes                                                5,536               6,698
                                                                   --------            --------
    Total current assets                                            117,388             115,010

Long-term receivables                                                 1,393               1,520
Property and equipment, net                                          17,228              17,242
Cost in excess of net assets acquired, net of
 accumulated amortization of $10,612 and $10,126, respectively        9,436               9,922
Deferred income taxes                                                   680                 256
Investment in unconsolidated affiliate                                1,320               1,421
Other assets                                                          1,136                 876
                                                                   --------            --------
    Total                                                          $148,581            $146,247
                                                                   ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                  $  9,856            $ 12,101
 Accrued salaries and benefits                                        6,047               6,485
 Accrued warranty and installation costs                              2,855               2,702
 Deferred income and customer deposits                                4,680               4,647
 Accrued distributor commissions                                      3,623               3,795
 Other accrued liabilities                                            4,331               4,548
                                                                   --------            --------
    Total current liabilities                                        31,392              34,278
                                                                   --------            --------


Stockholders' Equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, none outstanding                           --                  --
 Common stock, $.01 par value
    Authorized--30,000 shares
    Issued--14,103 and 13,976 shares, respectively                      141                 140
 Capital in excess of par value                                      91,140              88,990
 Retained earnings                                                   46,971              38,066
 Treasury stock, 1,445 and 1,200 shares at cost, respectively       (20,741)            (15,036)
 Accumulated other comprehensive income                                (322)               (191)
                                                                   --------            --------
    Total stockholders' equity                                      117,189             111,969
                                                                   --------            --------
      Total                                                        $148,581            $146,247
                                                                   ========            ========

                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In thousands)
                                  (unaudited)

                                                                          1999       1998
                                                                        --------   --------
OPERATING ACTIVITIES:
   Net income                                                           $ 8,905    $ 7,120
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Depreciation and amortization expense                              2,507      1,815
       Deferred income tax expense                                          738        150
       Current tax benefit attributable to stock options exercised          600      1,376
       Non-employee stock option expense                                    147         --
       Changes in current assets and liabilities:
            Accounts receivable, net                                         (9)    (3,351)
            Inventories, net                                             (2,857)    (7,826)
            Prepaid expenses and other current assets                      (656)       848
            Income taxes                                                    484        406
            Other assets                                                   (260)      (228)
            Accounts payable                                             (2,245)     1,507
            Accrued salaries and benefits                                  (438)      (628)
            Accrued warranty and installation costs                         153        227
            Deferred income and customer deposits                            33       (398)
            Accrued legal fees and litigation settlements                    --        220
            Accrued distributor commissions                                (172)      (712)
            Other accrued liabilities                                      (217)      (377)
                                                                        -------    -------
       Net cash provided by operating activities                          6,713        149
                                                                        -------    -------

INVESTING ACTIVITIES:
   Reduction in long-term receivables                                       127        145
   Additions to property and equipment                                   (1,915)    (2,422)
   Sale (purchase) of securities available for sale                       3,731     (2,692)
   Payment for the purchase of unconsolidated affiliate                      --     (1,575)
   Other                                                                   (122)      (121)
                                                                        -------    -------
       Net cash provided (used) by investing activities                   1,821     (6,665)
                                                                        -------    -------

FINANCING ACTIVITIES:
   Common stock issued under benefit plans                                1,404      1,863
   Purchases of treasury stock                                           (5,705)    (2,855)
                                                                        -------    -------
       Net cash used by financing activities                             (4,301)      (992)
                                                                        -------    -------

   Net increase (decrease) in cash and cash equivalents                   4,233     (7,508)
   Cash and cash equivalents at beginning of period                       4,438     17,502
                                                                        -------    -------
   Cash and cash equivalents at end of period                           $ 8,671    $ 9,994
                                                                        =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                             $    14    $    19
   Cash paid during the period for income taxes                         $ 2,955    $ 1,874

                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            JUNE 30, 1999 AND 1998


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three and six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998, filed on Form 10-K on March 25, 1999.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                                                 June 30,    December 31,
                                                                   1999          1998
                                                                 ---------   -------------
                                                                      (In thousands)

          Purchased parts and completed subassemblies             $23,117         $21,893
          Work-in-process                                           5,791           5,816
          Finished goods                                            1,071           2,268
          Demonstration equipment                                  13,458          11,476
          Service and repair parts                                  7,000           5,870
                                                                  -------         -------
          Total                                                    50,437          47,323
          Less:  reserves for excess and obsolete inventory        (5,001)         (4,744)
                                                                  -------         -------
          Net                                                     $45,436         $42,579
                                                                  =======         =======

3. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income.

     The components of comprehensive income are as follows:

                                                           Six Months Ended June 30,      Six Months Ended June 30,
                                                                      1999                          1998
                                                                      ----                          ----
                                                                              (In thousands)
            Net income                                            $8,905                           $7,120
            Foreign currency translation adjustments                (122)                            (121)
                                                                  ------                           ------
            Total comprehensive income                            $8,783                           $6,999
                                                                  ======                           ======

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning on January 1, 2001. The Company does not believe that SFAS 133, as amended by SFAS 137, will have a significant effect on the earnings and financial position of the Company.


4. On July 7, 1999 the Company agreed to increase its minority equity interest in Heartlab, Inc., a medical imaging software development company, by investing an additional $1.1 million. The Company agreed to increase the investment by up to an additional $0.8 million if Heartlab, Inc. met certain profitability criteria over the next year. The Company will continue to account for this investment using the equity method of accounting.

5. On August 9, 1999, the Company announced that it had signed a definitive agreement to merge its operations with GE Medical Systems (NYSE: GE). In this transaction, Company shareholders will receive $36 per share payable in GE stock. The actual number of shares of GE stock that each Company shareholder will receive will be based on the trading prices of GE stock for a period of time prior to the closing of the transaction. This transaction, which is subject to Company shareholder and government approvals and other customary conditions, is expected to close around year-end. The boards of directors of both GE and the Company have approved the merger. In connection with the merger agreement, the Company granted GE an option to acquire newly issued shares of the Company common stock, representing 15% of its total shares outstanding, at the $36 per share transaction price.

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

Results of Operations
---------------------

For the second quarter and six months ended June 30, 1999, OEC Medical Systems, Inc. had net income of $4.6 million and $8.9 million, respectively, compared with net income of $3.9 million and $7.1 million, respectively, for the same periods in 1998. Operating income improved for the second quarter and six months ended June 30, 1999, from $5.8 million and $10.6 million, respectively, in 1998 to $7.0 million and $13.4 million, respectively, in 1999.

The following table sets forth OEC's operating results as a percentage of net sales:

                                            Quarter Ended June 30,   Six Months Ended June 30,
                                               1999        1998        1999          1998
                                               ----------------        ------------------
     Net sales:
         Product                              88.2         87.0        88.3          87.2
         Service                              11.8         13.0        11.7          12.8
                                             -----        -----       -----         -----
              Total net sales                100.0        100.0       100.0         100.0
                                             -----        -----       -----         -----

     Cost of sales:
         Product                              49.7         48.2        49.3          48.4
         Service                               8.7          9.3         8.8           9.4
                                             -----        -----       -----         -----
              Total cost of sales             58.4         57.5        58.1          57.8
                                             -----        -----       -----         -----
         Gross margin                         41.6         42.5        41.9          42.2
                                             -----        -----       -----         -----

     Operating expenses:
     Research and development                  6.2          7.2         6.6           7.2
     Marketing and sales                      17.3         17.2        17.2          17.4
     Administrative, general and other         4.9          5.3         5.1           5.4
                                             -----        -----       -----         -----
              Total operating expenses        28.4         29.7        28.9          30.0
                                             -----        -----       -----         -----

     Operating income                         13.2         12.8        13.0          12.2
                                             -----        -----       -----         -----

     Net income                                8.8          8.5         8.6           8.2
                                             =====        =====       =====         =====

Sales and Markets
-----------------

Net sales for the quarter and six months ended June 30, 1999, were $52.9 million and $103.3 million, respectively, compared with net sales of $45.5 million and $87.1 million for the comparable periods of 1998. This reflects a 16% and 19% increase, respectively. Product sales for the quarter and six months ended June 30, 1999 were $46.7 million and $91.2 million, respectively, compared with product sales of $39.6 million and $76.0 million, respectively, for the same periods last year.

The order rate in the second quarter was up 18% over last year, and for the six months was up 13%, due in part, to particularly strong bookings in Europe, Latin America and Canada.

During the second quarter, the Company introduced the Series 9800 Mobile C-Arm in the domestic and European markets. Strong interest in this product contributed to the bookings increase in the second quarter. However, the Company has encountered transition issues often associated with new product introductions. Although the Company anticipates that these issues will be resolved by the end of August, the Company may experience a related shortfall in revenue and profits for the third quarter of 1999.

Service revenue for the quarter and six months ended June 30, 1999 was $6.3 million and $12.1 million, respectively, compared with service revenue of $5.9 million for the same quarter last year and $11.2 million for the six month period in 1998.

International revenue was up 42% in the second quarter and 50% for the six-month period, compared to the prior year. The significant increases are partially due to strong growth in Europe as well as improvements in the economic conditions of Asia.

Margin Analysis
---------------

OEC's gross margin was 41.6% of net sales for the second quarter and 41.9% for the six months of 1999 compared to 42.5% and 42.2%, respectively, for the same periods in 1998. The decline in margin was due to the increased international sales that typically have a lower selling price and additional discounting of the Series 9600 as that product nears the end of its product life cycle. The Company expects margins to remain at this level throughout 1999.

Service expenses increased by $0.4 million in the second quarter and $0.9 million for the six months, compared to the same periods in 1998. The increases are due to additional personnel and the start-up costs associated with restructuring the Company's service support in Texas, Iowa and Nebraska.

Operating Expenses
------------------

Research and development costs were flat for the three-month period and up $0.6 million for the six months compared to the prior year.

Marketing and sales expenses increased by $1.3 million or 17% for the quarter and $2.6 million or 17% for the six months compared to the prior year, primarily due to additional commission expense associated with the increased revenue and the start-up costs required for restructuring the Company's product distribution channel in Texas.

Administrative expenses as a percentage of sales decreased slightly for the second quarter and first six months of 1999 compared to last year.

Income Taxes
------------

During the second quarter of 1999 and 1998, the Company recorded $2.5 million and $2.1 million of tax expense, respectively. The effective tax rate remains at 35% and it is expected to remain around that level throughout 1999.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the six months ended June 30,1999 and 1998 was $6.7 million and $0.1 million, respectively. During 1999, cash generated from net income was partially offset by inventory increases and a reduction in accounts payable.

The Company closed the quarter with $20.2 million in cash and securities available for sale, up from $19.7 million at year-end. The Company purchased 30,000 shares of its own stock during the quarter in connection with its authorized million share stock repurchase program and has purchased 475,000 total shares to date.

At the beginning of the third quarter, the Company increased its minority interest investment in Heartlab, Inc. by an additional $1.1 million.

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

In May 1999, the Company introduced its new Series 9800 1k x 1k product platform, which is the next generation successor to the Company's Series 9600 platform. As previously reported, the Company has encountered transition issues often associated with new product introductions. Although the Company anticipates that these issues will be resolved by the end of August, the Company may experience a related shortfall in revenue and profits for the third quarter 1999.

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

Interest Rate Risk Exposure

The Company has purchased certain debt obligations of the U.S. government and various corporations with original maturities of less than one year. As of June 30, 1999, such investments totaled approximately $11.5 million and the difference between fair market value and amortized cost is immaterial. Interest rate risk and default risk underlying these securities is not considered to be significant.

Other Exposures

The Company has not entered into any speculative derivatives and does not foresee utilizing such instruments in the future. The Company does not utilize commodities in the normal course of its manufacturing process. Accordingly, the Company does not believe it has any significant commodity risks or exposures.

Year 2000 Readiness Disclosure

The Company has completed a review of its business information systems with respect to Year 2000 compliance and will either replace or correct those computer systems that have been found to have date-related deficiencies. New integrated business information systems for the order administration, financial and manufacturing processes were put in place in 1997. A few minor corrective actions are required to make these systems Year 2000 compliant and these corrections are expected to be complete by the end of the third quarter 1999. The business information system for the service operations is being replaced with a planned completion date also by the end of the third quarter 1999.

The Company's products being shipped today have been assessed and found to be Year 2000 compliant provided that the user perform a reset of the date upon first use in the Year 2000. The Company believes that products previously shipped are either Year 2000 compliant or can be made Year 2000 compliant with the purchase of an upgrade or a date reset performed upon first use in the Year 2000.

The Company is also assessing facility and telecommunications systems and systems used to support the product design and manufacturing processes to ensure that these will be Year 2000 ready. It is anticipated that any required corrective actions will be complete by mid fourth quarter 1999.

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

The Company estimates that it has incurred costs of approximately $4 million, to date, in external and internal costs to address its Year 2000 readiness issues, the majority of which are the new business information systems installed in

1997. The Company currently estimates that it will incur additional costs of approximately less than $1 million to complete its Year 2000 readiness projects.

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

Item 5.   Other Information

On August 9, 1999, the Company announced that it had signed a definitive agreement to merge its operations with GE Medical Systems (NYSE: GE). In this transaction, Company shareholders will receive $36 per share payable in GE stock. The actual number of shares of GE stock that each Company shareholder will receive will be based on the trading prices of GE stock for a period of time prior to the closing of the transaction. This transaction, which is subject to Company shareholder and government approvals and other customary conditions, is expected to close around year-end. The boards of directors of both GE and the Company have approved the merger. In connection with the merger agreement, the Company granted GE an option to acquire newly issued shares of the Company common stock, representing 15% of its total shares outstanding, at the $36 per share transaction price.

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

      10.27 Agreement and Plan of Merger among General Electric Company, Ruby Merger Corp. and OEC Medical Systems, Inc. dated August 7, 1999.

      10.28 Stock Option Agreement between General Electric Company and OEC Medical Systems, Inc. dated August 7, 1999.

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


Date:  August 10, 1999