Form 10-Q
period 1999-09-30
OEC MEDICAL SYSTEMS INC
filed 1999-11-12
CIK 317814

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended          September 30, 1999
                                          ----------------------------------


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

As of October 29, 1999, there were 12,743,165 shares of Common Stock ($.01 par value) outstanding.
Part I.  Financial Information
Item 1.  Financial Statements
                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
        FOR THE QUARTER & NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                   (In thousands, except per share amounts)

                                                  Quarter Ended September 30,             Nine Months Ended September 30,
                                                      1999         1998                       1999            1998
                                                     ------------------                       --------------------
Net sales
   Product                                           $32,839    $42,005                       $124,057    $117,966
   Service                                             6,199      5,875                         18,284      17,056
                                                     -------    -------                       --------    --------
      Total net sales                                 39,038     47,880                        142,341     135,022
                                                     -------    -------                       --------    --------

Cost of sales
   Product                                            19,384     23,336                         70,329      65,516
   Service                                             5,141      4,172                         14,216      12,383
                                                     -------    -------                       --------    --------
      Total cost of sales                             24,525     27,508                         84,545      77,899
                                                     -------    -------                       --------    --------
      Gross margin                                    14,513     20,372                         57,796      57,123
                                                     -------    -------                       --------    --------

Operating Expenses
  Research and development                             3,274      3,305                         10,129       9,589
  Marketing and sales                                  8,136      7,916                         25,875      23,079
  Administrative, general and other                    4,302      2,425                          9,609       7,148
                                                     -------    -------                       --------    --------
      Total operating expenses                        15,712     13,646                         45,613      39,816
                                                     -------    -------                       --------    --------

Operating income (loss)                               (1,199)     6,726                         12,183      17,307

Interest income                                          208        264                            539         754
Interest expense                                          (2)       (68)                           (16)       (213)
                                                     -------    -------                       --------    --------

Income (loss) before income taxes                       (993)     6,922                         12,706      17,848
Income tax expense (benefit)                            (347)     2,606                          4,447       6,412
                                                     -------    -------                       --------    --------
Net income (loss)                                    $  (646)   $ 4,316                       $  8,259    $ 11,436
                                                     =======    =======                       ========    ========

Net income (loss) per common share:
   Diluted                                           $ (0.05)   $  0.32                       $   0.62    $   0.85
   Basic                                               (0.05)      0.34                           0.65        0.90
Common shares:
      Diluted                                         13,470     13,354                         13,391      13,378
      Basic                                           12,702     12,709                         12,707      12,679

                            (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                   (In thousands, except per share amounts)

                                     ASSETS

                                                                  September 30, 1999   December 31, 1998
                                                                  -------------------  -----------------
                                                                      (unaudited)
Current Assets:
 Cash and cash equivalents                                             $  7,684            $  4,438
 Securities available for sale                                           11,618              15,222
 Accounts receivable, net of allowances of $1,288                        40,299              44,365
 Inventories, net                                                        53,243              42,579
 Prepaid expenses and other current assets                                1,754               1,079
 Income taxes receivable                                                    295                 629
 Deferred income taxes                                                    5,872               6,698
                                                                       --------            --------
    Total current assets                                                120,765             115,010

Long-term receivables                                                       700               1,520
Property and equipment, net                                              17,316              17,242
Cost in excess of net assets acquired, net of
 accumulated amortization of $10,854 and $10,126, respectively            9,194               9,922
Deferred income taxes                                                       755                 256
Investment in unconsolidated affiliate                                    2,381               1,421
Other assets                                                              1,136                 876
                                                                       --------            --------
    Total                                                              $152,247            $146,247
                                                                       ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                      $ 11,982            $ 12,101
 Accrued salaries and benefits                                            6,903               6,485
 Accrued warranty and installation costs                                  2,677               2,702
 Deferred income and customer deposits                                    4,933               4,647
 Accrued distributor commissions                                          2,836               3,795
 Other accrued liabilities                                                5,106               4,548
                                                                       --------            --------
    Total current liabilities                                            34,437              34,278
                                                                       --------            --------


Stockholders' Equity:
 Preferred stock, $.01 par value
    Authorized--2,000 shares, none outstanding                               --                  --
 Common stock, $.01 par value
    Authorized--30,000 shares
    Issued--14,170 and 13,976 shares, respectively                          142                 140
 Capital in excess of par value                                          92,463              88,990
 Retained earnings                                                       46,325              38,066
 Treasury stock, 1,445 and 1,200 shares at cost, respectively           (20,741)            (15,036)
 Accumulated other comprehensive income                                    (379)               (191)
                                                                       --------            --------
    Total stockholders' equity                                          117,810             111,969
                                                                       --------            --------
      Total                                                            $152,247            $146,247
                                                                       ========            ========

                            (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (In thousands)
                                  (unaudited)

                                                                        1999       1998
                                                                      --------   --------
OPERATING ACTIVITIES:
   Net income                                                         $  8,259   $ 11,436
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization expense                             4,057      3,600
       Deferred income tax expense                                         327        433
       Current tax benefit attributable to stock options exercised         716      2,281
       Non-employee stock option expense                                   147         --
       Changes in current assets and liabilities:
            Accounts receivable, net                                     4,066        390
            Inventories, net                                           (10,664)   (12,916)
            Prepaid expenses and other current assets                     (675)     2,139
            Income taxes                                                   334       (368)
             Other assets                                                 (260)       955
             Accounts payable                                             (119)      (126)
             Accrued salaries and benefits                                 418      1,993
             Accrued warranty and installation costs                       (25)       765
             Deferred income and customer deposits                         286        386
             Accrued legal fees and litigation settlements                  --        380
             Accrued distributor commissions                              (959)      (837)
             Other accrued liabilities                                     558       (417)
                                                                      --------   --------
       Net cash provided by operating activities                         6,466     10,094
                                                                      --------   --------

INVESTING ACTIVITIES:
   Reduction (increase) in long-term receivables                           820       (121)
   Additions to property and equipment                                  (3,217)    (4,641)
   Sale (purchase) of securities available for sale                      3,604     (3,883)
   Payment for the purchase of unconsolidated affiliate                 (1,140)    (1,575)
   Other                                                                  (188)       (39)
                                                                      --------   --------
       Net cash used by investing activities                              (121)   (10,259)
                                                                      --------   --------

FINANCING ACTIVITIES:
   Common stock issued under benefit plans                               2,612      3,457
   Purchases of treasury stock                                          (5,705)    (4,580)
                                                                      --------   --------
       Net cash used by financing activities                            (3,093)    (1,123)
                                                                      --------   --------

   Net increase (decrease) in cash and cash equivalents                  3,246     (1,288)
   Cash and cash equivalents at beginning of period                      4,438     17,502
                                                                      --------   --------
   Cash and cash equivalents at end of period                         $  7,684   $ 16,214
                                                                      ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                           $     16   $     25

   Cash paid during the period for income taxes                       $  3,154   $  2,741

                           (See Accompanying Notes)

                           OEC MEDICAL SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          SEPTEMBER 30, 1999 AND 1998


1. Interim information is unaudited but, in the opinion of Company management, all adjustments necessary for a fair presentation of interim results have been included. The results for the three and nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998, filed on Form 10-K on March 25, 1999.

2. Inventories are stated at the lower of cost, utilizing the first-in/first-out method, or market. Inventories consist of the following:

                                                               September 30,   December 31,
                                                                    1999           1998
                                                                    ----           ----
                                                                      (In thousands)
          Purchased parts and completed subassemblies            $25,879         $21,893
          Work-in-process                                          7,869           5,816
          Finished goods                                           1,608           2,268
          Demonstration equipment                                 14,996          11,476
          Service and repair parts                                 8,165           5,870
                                                                 -------         -------
          Total                                                   58,517          47,323
          Less: reserves for excess and obsolete inventory        (5,274)         (4,744)
                                                                 -------         -------
          Net                                                    $53,243         $42,579
                                                                 =======         =======

3. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income.

     The components of comprehensive income are as follows:

                                                      Nine Months Ended September 30,   Nine Months Ended September 30,
                                                                    1999                              1998
                                                                    -----                             ----
                                                                                 (In thousands)
          Net income                                              $8,259                            $11,436
          Foreign currency translation adjustments                  (188)                               (39)
                                                                  ------                            -------
          Total comprehensive income                              $8,071                            $11,397
                                                                  ======                            =======

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning on January 1, 2001. The Company does not believe that SFAS 133, as amended by SFAS 137, will have a significant effect on the earnings and financial position of the Company.

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

5. On August 9, 1999, the Company announced that it had signed a definitive agreement to merge its operations with the GE Medical Systems business of General Electric Company (NYSE: GE). In this transaction, Company shareholders will receive approximately $36 per share payable in GE stock. The actual number of shares of GE stock that each Company shareholder will receive will be based on the trading prices of GE stock for a period of time prior to the closing of the transaction. OEC Shareholders plan to vote on the proposed merger at a Special Meeting scheduled for November 29, 1999 and the transaction is expected to close immediately thereafter. The boards of directors of both GE and the Company have approved the merger. In connection with the merger agreement, the Company granted GE an option to acquire newly issued shares of the Company common stock, representing 15% of its total shares outstanding, at the $36 per share transaction price.

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

Results of Operations
---------------------

For the third quarter ended September 30, 1999, OEC Medical Systems, Inc. had a net loss of $0.6 million and for the nine months ended September 30, 1999, the Company had net income of $8.3 million, compared with net income of $4.3 million and $11.4 million, respectively, for the same periods in 1998.

During the third quarter, the Company encountered transition issues with the introduction of the Series 9800 Mobile C-arm, which delayed production at the beginning of the quarter. Although these issues were resolved by mid-August, the reduced shipments adversely affected revenue and income.

On August 9, 1999, the Company announced that it had signed a definitive agreement to merge with the GE Medical Systems business of General Electric Company, subject to shareholder approval. During the third quarter, the Company had $1.5 million of merger related costs. Excluding merger expenses, the Company would have earned $0.02 per share for the quarter.

The following table sets forth OEC's operating results as a percentage of net sales:

                                                   Quarter Ended September 30,     Nine Months Ended September 30,
                                                       1999           1998                1999           1998
                                                       -------------------                -------------------
          Net sales:
           Product                                      84.1          87.7                 87.2          87.4
           Service                                      15.9          12.3                 12.8          12.6
                                                       -----         -----                -----         -----
              Total net sales                          100.0         100.0                100.0         100.0
                                                       -----         -----                -----         -----

          Cost of sales:
           Product                                      49.7          48.8                 49.4          48.5
           Service                                      13.1           8.7                 10.0           9.2
                                                        ----         -----                -----         -----
            Total cost of sales                         62.8          57.5                 59.4          57.7
                                                       -----         -----                -----         -----
           Gross margin                                 37.2          42.5                 40.6          42.3
                                                       -----         -----                -----         -----

          Operating expenses:
           Research and development                      8.4           6.9                  7.1           7.1
           Marketing and sales                          20.8          16.5                 18.2          17.1
           Administrative, general and other            11.1           5.1                  6.7           5.3
                                                       -----         -----                -----         -----
            Total operating expenses                    40.3          28.5                 32.0          29.5
                                                       -----         -----                -----         -----

          Operating income (loss)                       (3.1)         14.0                  8.6          12.8
                                                       -----         -----                -----         -----

          Net income (loss)                             (1.7)          9.0                  5.8           8.5
                                                       =====         =====                =====         =====

Sales and Markets
-----------------

Net sales for the quarter and nine months ended September 30, 1999, were $39.0 million and $142.3 million, respectively, compared with net sales of $47.9 million and $135.0 million for the comparable periods of 1998. This reflects an 18% decrease and 5% increase, respectively, and is a direct result of transition issues with the introduction of the Series 9800. Product sales for the quarter and nine months ended September 30, 1999 were

$32.8 million and $124.1 million, respectively, compared with product sales of $42.0 million and $118.0 million, respectively, for the same periods last year.

The order rate in the third quarter was down 12% over last year, and for the nine months was up 4%, with strong international bookings partially offsetting the slowdown of domestic orders associated with the introduction of the Series 9800.

Service revenue for the quarter and nine months ended September 30, 1999 was $6.2 million and $18.3 million, respectively, compared with service revenue of $5.9 million for the same quarter last year and $17.1 million for the nine month period in 1998.

International revenue was up 35% for the nine-month period, compared to the prior year. The significant increases are partially due to strong growth in Europe as well as improvements in the economic conditions in Asia.

Margin Analysis
---------------

OEC's gross margin was 37.2% of net sales for the third quarter and 40.6% for the nine months of 1999, compared to 42.5% and 42.3%, respectively, for the same periods in 1998. The decline in margin was due to production start-up costs with the introduction of the Series 9800, the increased international sales that typically have a lower selling price and additional discounting of the Series 9600 as that product nears the end of its product life cycle.

Service expenses increased by $1.0 million in the third quarter and $1.8 million for the nine months, compared to the same periods in 1998. The increases are due to additional personnel and the start-up costs associated with restructuring the Company's service support in Texas, Iowa and Nebraska.

Operating Expenses
------------------

Research and development costs were flat for the three-month period and up $0.5 million for the nine months compared to the prior year.

Marketing and sales expenses were flat for the quarter and increased $2.8 million or 12% for the nine months compared to the prior year, primarily due to additional commission expense associated with the increased revenue and the start-up costs required for restructuring the Company's product distribution channel in Texas.

Administrative expenses included $1.5 million of merger related costs. Excluding the merger costs, administrative expenses increased 14% for the nine months ended September 30, 1999 compared to the prior year.

Income Taxes
------------

For the first nine months of 1999 and 1998, the Company recorded $4.4 million and $6.4 million of tax expense, respectively. The effective tax rate remains at 35% and it is expected to remain around that level throughout 1999.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations for the nine months ended September 30,1999 and 1998 was $6.4 million and $10.1 million, respectively. During 1999, cash generated from net income was partially offset by inventory increases associated with the production delays of the Series 9800.

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

OEC's future operating results are dependent on its ability to develop, manufacture and market innovative products that meet customers' needs. The process of developing new high technology medical products is complex and uncertain and requires innovative designs that anticipate customer needs, technological trends and healthcare shifts. There can be no assurance that the Company will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that existing technology will not be superceded by new discoveries or breakthroughs.

In May 1999, the Company introduced its new Series 9800 1k x 1k product platform, which is the next generation successor to the Company's Series 9600 platform. As previously reported, the Company has encountered transition issues often associated with new product introductions and the Company experienced a related shortfall in revenue and profits for the third quarter of 1999. Although the Company believes that the significant issues have been resolved, there may be additional issues related with the new product's introduction.

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

Interest Rate Risk Exposure

The Company has purchased certain debt obligations of the U.S. government and various corporations with original maturities of less than one year. As of September 30, 1999, such investments totaled approximately $11.6 million and the difference between fair market value and amortized cost is immaterial. Interest rate risk and default risk underlying these securities is not considered to be significant.

Other Exposures

The Company has not entered into any speculative derivatives and does not foresee utilizing such instruments in the future. The Company does not utilize commodities in the normal course of its manufacturing process. Accordingly, the Company does not believe it has any significant commodity risks or exposures.

Year 2000 Readiness Disclosure

The Company has completed a review of its business information systems with respect to Year 2000 compliance and will either replace or correct those computer systems that have been found to have date-related deficiencies. New integrated business information systems for the order administration, financial and manufacturing processes were put in place in 1997. A few minor corrective actions are required to make these systems Year 2000 compliant and these corrections had been completed by the end of the third quarter 1999. The business information system for the service operations is being replaced with a planned completion date of November 1999.

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

Throughout 1999, the Company has determined areas where contingency planning is needed. The planning efforts have included, but are not limited to, identification and mitigation of potential serious business interruptions, adjustments of inventory levels to meet customer needs, and establishing crisis response processes to address unexpected problems. Due to the November 1999 completion date for the replacement of the business information system for service operations, the Company has developed contingency plans for the potential business interruptions if this system fails. The contingency plan includes utilizing current existing systems, instituting manual processes and utilizing increased inventory levels. In addition, the Company has increased inventory levels to mitigate the risk of an interruption in the delivery of materials by its suppliers for current production as well as service support.

Part II.  Other information

Item 1.   Legal proceedings

There are no significant changes in legal proceedings from the previous stated position in the Company's Annual Report for 1998 or Form 10K filed with the Securities & Exchange Commission on March 25, 1999.

Item 5.   Other Information

On August 9, 1999, the Company announced that it had signed a definitive agreement to merge its operations with the GE Medical Systems business of General Electric Company (NYSE: GE). In this transaction, Company shareholders will receive approximately $36 per share payable in GE stock. The actual number of shares of GE stock that each Company shareholder will receive will be based on the trading prices of GE stock for a period of time prior to the closing of the transaction. OEC Shareholders plan to vote on the proposed merger at a Special Meeting scheduled for November 29, 1999 and the transaction is expected to close immediately thereafter. The boards of directors of both GE and the Company have approved the merger. In connection with the merger agreement, the Company granted GE an option to acquire newly issued shares of the Company common stock, representing 15% of its total shares outstanding, at the $36 per share transaction price.

Item 6.  Exhibits

(a) The following exhibit (numbered in accordance with Item 601 of SEC Regulations S-K) is filed as part of this report:

       Exhibit
       Number       Description
       --------

        3.1 Certificate of Incorporation, as amended. Incorporated by reference to the OEC MedicalSystems, Inc. Form 10-K, filed March 30, 1994.

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

        10.15 Form of Option Agreement used in connection with options having milestone provisions.Incorporated by reference to the OEC Medical Systems, Inc. Form S-8, filed June 12, 1998.

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

        10.27 Agreement and Plan of Merger among General Electric Company, Ruby Merger Corp. and OEC Medical Systems, Inc. dated August 7, 1999. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q filed August 13, 1999 .

        10.28 Stock Option Agreement between General Electric Company and OEC Medical Systems, Inc. dated August 7, 1999. Incorporated by reference to the OEC Medical Systems, Inc. Form 10-Q filed August 13, 1999.

        10.29 Proxy Statement dated October 1, 1999. Incorporated by reference to the OEC Medical Systems, Inc. Form DEF M14A filed October 1, 1999.

        10.30 Form of Warrant Purchase Agreement used in connection with the purchase of warrants previously granted to independent contractors.

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


OEC MEDICAL SYSTEMS, INC.
(Registrant)



By: /s/ Randy W. Zundel
    ------------------------------
    Randy W. Zundel
    Chief Financial Officer
    (Principal Accounting Officer)


Date:  November 5, 1999